Form 10-Q
period 2009-09-30
Talecris Biotherapeutics Holdings Corp.
filed 2009-11-09
CIK 1405197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File Number: 001-34473

Talecris Biotherapeutics Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-2533768
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 110526

4101 Research Commons

79 T.W. Alexander Drive

Research Triangle Park, North Carolina 27709

(Address of principal executive offices, including Zip Code)

(919) 316-6300

(Registrants telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*   Yes ☒ No ☐

*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 119,781,056 shares of Common Stock, $0.01 par value, as of October 31, 2009

Talecris Biotherapeutics Holdings Corp.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Talecris Biotherapeutics Holdings Corp.

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$32,949	$16,979
Accounts receivable, net of allowances of $4,099 and $2,020, respectively	162,467	148,417
Inventories	637,609	581,720
Deferred income taxes	77,557	76,587
Prepaid expenses and other	23,086	43,552
Total current assets	933,668	867,255
Property, plant, and equipment, net	234,977	213,251
Investment in affiliate	1,790	1,719
Intangible assets, net	10,166	7,204
Goodwill	166,851	135,800
Deferred income taxes	25,411	33,353
Other	26,110	48,817
Total assets	$1,398,973	$1,307,399

Liabilities, Obligations Under Common Stock Put/ Call Option, Redeemable Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$59,728	$54,903
Accrued expenses and other liabilities	189,980	167,377
Current portion of long-term debt and capital lease obligations	7,648	7,341
Total current liabilities	257,356	229,621
Long-term debt and capital lease obligations	1,080,644	1,194,205
Other	43,412	60,344
Total liabilities	1,381,412	1,484,170
Commitments and contingencies
Obligations under common stock put/call option	39,942	29,419
Redeemable series A and B preferred stock; $0.01 par value, 40,000,010 shares authorized; 0 and 1,192,310 shares issued and outstanding, respectively	—	110,535
Stockholders’ deficit:
Common stock, $0.01 par value; 400,000,000 shares authorized; 90,836,284 and 2,856,288 shares issued and outstanding, respectively	882	—
Additional paid-in capital	182,399	47,017
Accumulated deficit	(187,818)	(340,335)
Accumulated other comprehensive loss, net of tax	(17,844)	(23,407)
Total stockholders’ deficit	(22,381)	(316,725)
Total liabilities, obligations under common stock put/call option, redeemable preferred stock, and stockholders’ deficit	$1,398,973	$1,307,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Consolidated Income Statements

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue:
Product net revenue	$387,898	$339,245	$1,122,877	$942,890
Other	7,833	11,247	20,219	29,990
Total net revenue	395,731	350,492	1,143,096	972,880
Cost of goods sold	230,666	211,856	663,875	628,361
Gross profit	165,065	138,636	479,221	344,519
Operating expenses:
Selling, general, and administrative	79,488	63,501	213,913	159,030
Research and development	16,167	18,149	51,728	48,232
Total operating expenses	95,655	81,650	265,641	207,262
Income from operations	69,410	56,986	213,580	137,257
Other non-operating (expense) income:
Interest expense, net	(19,587)	(24,382)	(61,445)	(73,027)
Merger termination fee	—	—	75,000	—
Equity in earnings of affiliate	112	97	296	247
Other	—	—	—	400
Total other non-operating (expense) income, net	(19,475)	(24,285)	13,851	(72,380)
Income before income taxes	49,935	32,701	227,431	64,877
Provision for income taxes	(14,125)	(12,147)	(74,914)	(25,284)
Net income	35,810	20,554	152,517	39,593
Less dividends to preferred stockholders and other non-common stockholders’ charges	4,012	3,634	11,744	10,947
Net income available to common stockholders	$31,798	$16,920	$140,773	$28,646

Net income per common share:
Basic	$12.01	$14.65	$76.21	$22.86

Diluted	$0.38	$0.22	$1.62	$0.43

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$152,517	$39,593
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,403	14,166
Amortization of deferred loan fees	2,823	2,823
Change in allowance for doubtful receivables and advances	3,203	3,242
Recognition of previously deferred revenue	(169)	(4,728)
Share-based compensation expense	39,625	28,098
Amortization of deferred compensation	4,407	4,480
Equity in earnings of affiliate	(296)	(247)
Decrease (increase) in deferred tax assets	8,409	(4,498)
Asset impairment	1,010	228
Loss on disposal of property, plant, and equipment	879	804
Excess tax benefits from share-based payment arrangements	(1,437)	—
Changes in assets and liabilities, excluding the effects of business acquisitions
Accounts receivable	(17,289)	4,974
Inventories	(52,112)	(92,679)
Prepaid expenses and other assets	16,775	(4,547)
Accounts payable	4,825	22,384
Accrued expenses and other liabilities	15,827	(15,178)
Interest payable	(1,676)	(1,444)
Net cash provided by (used in) operating activities	198,724	(2,529)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(36,291)	(65,994)
Financing arrangements with third party suppliers, net of repayments	402	(6,587)
Business acquisitions, net of cash acquired	(25,510)	(5,792)
Advance of purchase price for plasma collection centers	(1,603)	(2,534)
Net proceeds from disposals of property, plant, and equipment	7	260
Dividend from affiliate	225	—
Net cash used in investing activities	(62,770)	(80,647)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	1,090,222	1,065,664
Repayments of borrowings under Revolving Credit Facility	(1,202,319)	(997,734)
Repayments of borrowings under term loan	(5,250)	(5,250)
Repurchases of common stock	(4,132)	(36,076)
Repayments of capital lease obligations	(407)	(1,114)
Excess tax benefits from share-based payment arrangements	1,437	—
Net cash (used in) provided by financing activities	(120,449)	25,490
Effect of exchange rate changes on cash and cash equivalents	465	(1)
Net increase (decrease) in cash and cash equivalents	15,970	(57,687)
Cash and cash equivalents at beginning of period	16,979	73,467
Cash and cash equivalents at end of period	$32,949	$15,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Notes to Unaudited Consolidated Financial Statements

1.                   Description of Business

We are a biopharmaceutical company that researches, develops, manufactures, markets, and sells protein-based therapies that extend and enhance the lives of individuals who suffer from life-threatening diseases. Our products are derived from human plasma, the liquid component of blood, which is sourced from our plasma collection centers or purchased from third parties, located in the United States. Plasma contains many therapeutic proteins, which we extract through a process known as fractionation at our Clayton, North Carolina and/or Melville, New York facilities. The fractionated intermediates are then purified, formulated into final bulk, and aseptically filled into vials for distribution.

The majority of our sales are concentrated in two key therapeutic areas of the plasma business: Immunology/Neurology, through our intravenous immune globulin (IGIV) product for the treatment of primary immune deficiency and autoimmune diseases, as well as chronic inflammatory demyelinating polyneuropathy (CIDP), and Pulmonology, through our alpha-1 proteinase inhibitor (A1PI) product for the treatment of alpha-1 antitrypsin deficiency-related emphysema. These therapeutic areas are served by our branded products, Gamunex brand IGIV and Prolastin brand A1PI, respectively. Sales of Gamunex and Prolastin together comprised 72.8% and 73.9% of our net revenue for the three months ended September 30, 2009 and 2008, respectively, and 74.3% and 72.7% of our net revenue for the nine months ended September 30, 2009 and 2008, respectively.  We also have a line of hyperimmune therapies that provides treatment for tetanus, rabies, hepatitis B, and Rh factor control during pregnancy and at birth. In addition, we provide plasma-derived therapies for critical care, including the treatment of hemophilia, an anti-coagulation factor (Thrombate III antithrombin III), as well as albumin to expand blood volume. Although we sell our products worldwide, the majority of our sales are concentrated in the United States and Canada.

On October 6, 2009, we completed our initial public offering (IPO), which resulted in net primary proceeds to us of $519.7 million.  We used the net primary proceeds to us to repay $389.8 million and $129.9 million of principal under our First and Second Lien Term Loans, respectively.

On October 15, 2009, we entered into an amendment of certain provisions of our Revolving Credit Facility.  Further, on October 21, 2009, we completed the issuance of $600.0 million, 7.75% Unsecured Senior Notes, due 2016 (7.75% Notes) at a price of 99.321% of par in a private placement to certain qualified institutional buyers. We used the net proceeds to us of $583.9 million to repay principal and interest under our First and Second Lien Term Loans of $295.5 million and $204.1 million, respectively, which were subsequently terminated, $55.6 million to repay principal under our Revolving Credit Facility, as amended, and $28.7 million to settle and terminate certain interest rate swap contracts with a notional amount of $390.0 million.

Additional information regarding our IPO and refinancing transactions is included in Note 15, “Subsequent Events.”

2.                   Summary of Significant Accounting Policies

Throughout the unaudited interim consolidated financial statements, references to “Talecris Biotherapeutics Holdings Corp.,” “Talecris,” “the Company,” “we,” “us,” and “our” are references to Talecris Biotherapeutics Holdings Corp. and its wholly-owned subsidiaries.

All tabular disclosures of dollar amounts are presented in thousands. All share and per share amounts are presented at their actual amounts.

A seven-for-one share dividend on our common stock was paid on September 10, 2009.  All share and per-share amounts have been retroactively adjusted for all periods presented to reflect the share dividend.

Interim Financial Statements

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (SEC).  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, which are included in our prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (Securities Act), with the SEC on October 1, 2009 (our prospectus).  In our opinion, the accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and contain all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly our financial condition, results of operations, and cash flows for the periods presented. The consolidated balance sheet that we have presented as of December 31, 2008 has been derived from the audited consolidated financial statements on that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Significant Accounting Policies

A detailed description of our significant accounting policies is presented in our annual audited consolidated financial statements and footnotes included in our prospectus. Our significant accounting policies, estimates, and assumptions have not changed materially since that date.

Recent Accounting Pronouncements Applicable to our Company

In October 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance regarding multiple-deliverable revenue arrangements.  The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the guidance retrospectively for all prior periods. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements or related disclosures.

In August 2009, the FASB released new accounting guidance concerning measuring liabilities at fair value.  The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques.  Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability.  This new guidance is effective for the first reporting period after its issuance, however earlier application is permitted.  We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements or related disclosures.

Effective July 1, 2009, the FASB Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC.  Our accounting policies were not affected by the conversion to ASC.

On January 30, 2009, the SEC released the final rules requiring all registered companies to use eXtensible Business Reporting Language (XBRL) when submitting financial statements to the SEC.  The new rules initially will require interactive data reporting only by domestic and foreign large accelerated filers that prepare their financial statements in accordance with U.S. GAAP and have a worldwide public common equity float above $5.0 billion for their first quarterly period ending after June 15, 2009 and all reporting periods thereafter.  We expect to be required to file using XBRL beginning with our quarterly reporting period ending March 31, 2011.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board.  Under the proposed roadmap, we may be required in fiscal 2015 to prepare financial statements in accordance with IFRS.  However, the SEC announced it will make a determination in 2011 regarding the mandatory adoption of IFRS.  We are currently assessing the impact that this potential change would have on our consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

3.                   Definitive Merger Agreement with CSL Limited (CSL)

On August 12, 2008, we entered into a definitive merger agreement with CSL, under which CSL agreed to acquire us for cash consideration of $3.1 billion, less net debt, as defined.  The closing of the transaction was subject to the receipt of certain regulatory approvals as well as other customary conditions.  The U.S. Federal Trade Commission challenged the merger and the merger parties agreed to terminate the definitive merger agreement on June 8, 2009.  CSL paid us a merger termination fee of $75.0 million, which is included in other non-operating income in our consolidated income statement for the nine months ended September 30, 2009.  The Federal Trade Commission’s complaints were subsequently dismissed.

In consideration of the definitive merger agreement with CSL, our board of directors approved a retention program in August 2008 for an amount up to $20.0 million, of which approximately $13.5 million has been specifically allocated to certain employees as of September 30, 2009, as adjusted for forfeitures.  We classify the cost of this retention program consistent with each recipient’s salary.  We recorded retention expense of $1.4 million and $7.5 million, excluding fringe benefit, during the three and nine months ended September 30, 2009, respectively.  During the three months ended September 30, 2008, we recorded retention expense of $1.6 million, excluding fringe benefit.  At September 30, 2009, the remaining unrecognized expense related to this retention program totaled $0.9 million, which we will recognize through December 2009.  During the second quarter of 2009, we made the first two payments under this retention program totaling $6.8 million and the remaining balance will be paid in December 2009, adjusted for forfeitures.

4.                   Business Acquisitions

Pursuant to the terms of our June 9, 2007 Plasma Supply Agreement, as amended, with International BioResources, L.L.C. and affiliated entities (IBR), we acquired ten licensed plasma collection centers from IBR during the nine months ended September 30, 2009 to further support our plasma supply vertical integration efforts.  The plasma collection centers’ results of operations have been included in our consolidated financial statements from their respective date of acquisition.

The following table summarizes our purchase accounting for the plasma collection centers acquired during 2009:

Notes receivable and other advances	$36,950
Performance incentive payments	752
Allocable portion of accelerated contingent consideration	5,160
Payments at closing	4,459
Total purchase price	$47,321

Cash and cash equivalents	$49
Inventory	4,700
Other current assets	148
Property, plant, and equipment	8,414
Intangible assets	3,100
Goodwill	31,051
Total assets acquired	47,462
Current liabilities assumed	(141)
Total purchase price	$47,321

In the table above, the purchase price consists of various loans and advances made to IBR under the terms of the June 9, 2007 Purchase and Sale of Assets Agreement.  The purchase price also includes performance incentive payments made to IBR for achieving milestones related to the timing of plasma collection center openings and licensure.  Further, the purchase price includes the allocable portion of contingent consideration due to IBR under our November 18, 2006 Asset Purchase Agreement, which was accelerated in June 2007, in connection with the June 9, 2007 Purchase and Sale of Assets Agreement.

We have no further financing commitments to IBR under the terms of our June 9, 2007 agreement.  We purchased the two centers remaining under this agreement in October 2009.

5.                   Inventories and Cost of Goods Sold

Inventories consisted of the following:

	September 30,	December 31,
	2009	2008
Raw material	$165,567	$155,055
Work-in-process	333,682	306,950
Finished goods	138,360	119,715
Total inventories	$637,609	$581,720

Our raw material inventories include unlicensed plasma and related testing costs of $5.4 million and $8.2 million at September 30, 2009 and December 31, 2008, respectively, which we believe are realizable.

Unabsorbed Talecris Plasma Resources, Inc. (TPR) Infrastructure and Start-Up Costs

Our cost of goods sold reflects $8.7 million and $25.7 million for the three months ended September 30, 2009 and 2008, respectively, and $34.1 million and $77.7 million for the nine months ended September 30, 2009 and 2008, respectively, related to unabsorbed TPR infrastructure and start-up costs associated with the development of our plasma collection center platform.  Until our plasma collection centers reach normal operating capacity, we charge unabsorbed overhead costs directly to cost of goods sold.

Plasma Center cGMP Issue

During the nine months ended September 30, 2008, we incurred charges to cost of goods sold of $23.3 million due to deviations from our standard operating procedures and cGMP at one of our plasma collection centers.  Our preliminary investigations concluded that the deviations from our standard operating procedures and current Good Manufacturing Practices (cGMP) resulted in impairments to the related raw material and work-in-process inventories as we concluded there was no probable future economic benefit related to the impacted inventories.  Subsequently, due to further investigations and new facts and circumstances, we determined that certain impacted materials were saleable.  We record recoveries directly to cost of goods sold after the impacted material is converted into final products and sold to third parties.  For the three and nine months ended September 30, 2009, we recorded recoveries of $0.4 million and $1.1 million, respectively, and for the three and nine months ended September 30, 2008, we recorded recoveries of $11.4 million and $14.1 million, respectively.  We do not expect to recognize significant further recoveries of the impacted inventories.

6.                   Long-Term Debt and Capital Lease Obligations

Long-Term Debt and Capital Lease Obligations

We were obligated under the following debt instruments:

	September 30,	December 31,
	2009	2008
Revolving Credit Facility	$67,844	$179,941
First Lien Term Loan	680,750	686,000
Second Lien Term Loan	330,000	330,000
Capital lease obligations	9,698	5,605
Total debt and capital lease obligations	1,088,292	1,201,546
Less: current maturities	(7,648)	(7,341)
Long-term debt and capital lease obligations, net of current maturities	$1,080,644	$1,194,205

Our First and Second Lien Term Loans, which were repaid in full and terminated on October 21, 2009, contained default provisions, imposed restrictions on annual capital expenditures, and contained financial covenants, which required us to maintain a maximum leverage ratio, which decreased over the term and a minimum interest coverage ratio, which increased over the term.  For the three months ended September 30, 2009, our leverage and interest coverage ratio requirements under our First Lien Term Loan, calculated based upon our trailing twelve months’ results, were 4.49 to 1.00 and 2.02 to 1.00, respectively.  For the three months ended September 30, 2009, our leverage and interest coverage ratio requirements under our Second Lien Term Loan were 5.59 to 1.00 and 1.63 to 1.00, respectively, calculated on the same basis as our First Lien Term Loan.  We were in compliance with these requirements at September 30, 2009.  At September 30, 2009, our Revolving Credit Facility contained default provisions, imposed restrictions on annual capital expenditures, and contained a financial covenant which required us to maintain a minimum collateral availability of $32.5 million.

On October 6, 2009, we completed our IPO, which resulted in net primary proceeds to us of $519.7 million.  We used the net primary proceeds to us to repay $389.8 million and $129.9 million of principal under our First and Second Lien Term Loans, respectively.

On October 15, 2009, we entered into an amendment of certain provisions of our Revolving Credit Facility.  Further, on October 21, 2009, we completed the issuance of our 7.75% Notes in a private placement to certain qualified institutional buyers.   We used the net proceeds to us of $583.9 million to repay principal and interest under our First and Second Lien Term Loans of $295.5 million and $204.1 million, respectively, which were subsequently terminated, $55.6 million to repay principal under our Revolving Credit Facility, as amended, and $28.7 million to settle and terminate certain interest rate swap contracts with a notional amount of $390.0 million.  As a result of the prepayment and termination of the First and Second Lien Term Loans, we will write off the remaining unamortized debt issuance costs associated with these loans, totaling $12.1 million, within other non-operating expense, net, during the fourth quarter of 2009.

Additional information regarding our IPO and refinancing transactions is included in Note 15, “Subsequent Events.”

Interest Rate Swaps and Caps

At September 30, 2009, our derivative financial instruments consisted of four variable-to-fixed interest rate swap contracts ($440.0 million notional amount) and two interest rate cap contracts ($175.0 million notional amount).  Under the terms of the interest rate swap contracts, we make interest payments on the underlying debt based on LIBOR and receive/pay interest based on the spread between LIBOR and fixed interest rates ranging from 5.16% to 5.19% on various notional amounts over various swap terms through February 13, 2013.  Our interest rate caps at 6.00% effectively place an upper limit on the floating interest rate for a portion of our long-term debt portfolio.  The interest rate caps mature on February 14, 2010.  The counterparty to our interest rate swaps and caps is Morgan Stanley Capital Services, Inc.

Our interest rate swaps and caps are designated as cash flow hedges, and as a result, the effective portion of the net gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.

We used $28.7 million of the net proceeds to us from our issuance of the 7.75% Notes on October 21, 2009 to settle and terminate certain interest rate swap contracts with a notional amount of $390.0 million.  We will record a loss on the extinguishment of these interest rate swap contracts of approximately $25.0 million within other non-operating expenses, net, during the fourth quarter of 2009.  In addition, we will settle and terminate the remaining interest rate swap contract with a notional amount of $50 million during the 2009 fourth quarter, which will result in a loss on extinguishment of approximately $5.8 million. The total losses of approximately $30.8 million related to the extinguishment of our interest rate swap contracts had previously been reflected as a component of other comprehensive (loss) income and therefore the recognition of these losses in our consolidated income statement during the fourth quarter of 2009 will have a negligible impact on our stockholders’ equity.  At September 30, 2009, the recorded amount of our derivative financial instruments was $29.3 million, of which $27.9 million was recorded within other long-term liabilities and $1.4 million was recorded within accrued expenses and other liabilities on our consolidated balance sheet.  Additional information regarding the settlement and termination of certain of our interest rate swap contracts is included in Note 15, “Subsequent Events.”

Fair Value Hierarchy

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1- Quoted market prices in active markets for identical assets or liabilities.

Level 2- Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3- Unobservable inputs that are significant to the valuation methodology reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

At September 30, 2009, we calculated the fair value of our derivative financial instruments using Level 2 inputs, which included forward LIBOR curves and credit default swap data.  At September 30, 2009, we calculated the fair value of vested common stock with an embedded put/call feature using level 2 inputs, which consisted of a signed underwriters’ agreement to purchase shares of our common stock at $19.00 per share.  At September 30, 2009, we had no financial assets or liabilities for which fair value was determined using Level 1 or Level 3 inputs.

7.                   Comprehensive Income

The following table illustrates the components of our comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$35,810	$20,554	$152,517	$39,593
Foreign currency translation adjustments	376	(117)	466	2
Net unrealized gain (loss) on derivative financial instruments, net of tax	9	(574)	5,097	157
Total comprehensive income	$36,195	$19,863	$158,080	$39,752

8.                   Income Taxes

Our income tax expense was $14.1 million and $12.1 million for the three months ended September 30, 2009 and 2008, respectively, resulting in effective income tax rates of 28.3% and 37.1%, respectively.  Our income tax expense was $74.9 million and $25.3 million for the nine months ended September 30, 2009 and 2008, respectively, resulting in effective income tax rates of 32.9% and 39.0%, respectively.

For the three and nine months ended September 30, 2009, our effective income tax rates were lower than the U.S. statutory Federal income tax rate, primarily due to credits for Federal Research and Experimentation and Orphan Drug clinical testing expenditures and the deduction of previously capitalized transaction costs related to our terminated merger agreement with CSL.

For the three and nine months ended September 30, 2008, our effective income tax rate was higher than the U.S. statutory Federal income tax rate, primarily due to state tax expense, net of Federal benefit.  In addition, during April 2008, 862,432 shares of restricted stock issued to employees and directors vested.  As a result of a decline in the fair value of our common stock price, we recognized a tax deduction on the vesting date, which was less than the previously deferred taxes, resulting in higher tax expense during the nine months ended September 30, 2008.

At September 30, 2009, our total gross unrecognized tax benefits were approximately $12.6 million, of which approximately $9.2 million would reduce our effective income tax rate if recognized.

We have not provided for U.S. Federal income and foreign withholding taxes on our non-U.S. subsidiaries’ cumulative undistributed earnings of approximately $10.7 million as of September 30, 2009. Such earnings are intended to be reinvested outside of the United States indefinitely.  It is not practical to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted, and foreign tax credits would be available to reduce or eliminate the resulting U.S. income tax liability.

The Internal Revenue Service (IRS) recently completed the fieldwork related to the audit of our 2005, 2006, and 2007 consolidated Federal income tax returns.  The audit will likely be finalized following review by the Joint Committee on Taxation.  We do not believe that the outcome of this examination will have a material adverse impact on our consolidated financial statements or results of operations.

9.                   Related Party Transactions

We consider Cerberus and Ampersand to be related parties during the periods presented.  We are a majority-owned subsidiary of Talecris Holdings, LLC, which held approximately 97.1% of our outstanding common stock at September 30, 2009.  Talecris Holdings, LLC is owned by (i) Cerberus-Plasma Holdings LLC, the managing member of which is Cerberus Partners, L.P., and (ii) limited partnerships affiliated with Ampersand Ventures. Substantially all rights of management and control of Talecris Holdings, LLC are held by Cerberus-Plasma Holdings LLC.  As of October 31, 2009, Talecris Holdings, LLC held approximately 51.1% of our outstanding common stock.

During the periods presented, we had a Management Agreement, as amended, with Cerberus-Plasma Holdings LLC and an affiliate of Ampersand Ventures.  Under the terms of this agreement, we were charged a management fee equal to 0.5% of net sales for advisory services related to a number of topics including strategy, acquisitions, financing, and operational matters.  We also have a Master Consulting and Advisory Services Agreement with an affiliate of Cerberus to provide certain advisory services to us outside of the scope of the Management Agreement, as amended.  The Management Agreement, as amended, was terminated as of September 30, 2009 in connection with our IPO.

We have an equity investment in Centric Health Resources, Inc. (Centric); therefore, we consider Centric to be a related party during the periods presented.  Centric provides services in the management of our Prolastin Direct and Gamunex Direct programs.  In this capacity, Centric provides warehousing, order fulfillment, distribution, home infusion, and customer relationship services for us primarily related to our U.S. sales of Prolastin.  We provide Centric with a fee for each unit of product provided to patients which escalates with volume.

The following tables summarize our related party transactions for three and nine months ended September 30, 2009 and 2008 and our related party accounts payable balances at September 30, 2009 and December 31, 2008:

	Activity/
Related Party	Transaction	Expenses

	Three months ended September 30, 2009
Centric	Product distribution and other services	$5,128
Cerberus/ Ampersand	Management fees	$1,958
Cerberus	Operational support	$84

	Three months ended September 30, 2008
Centric	Product distribution and other services	$4,826
Cerberus/ Ampersand	Management fees	$1,752
Cerberus	Operational support	$1,215

	Nine months ended September 30, 2009
Centric	Product distribution and other services	$15,076
Cerberus/ Ampersand	Management fees	$5,715
Cerberus	Operational support	$565

	Nine months ended September 30, 2008
Centric	Product distribution and other services	$13,234
Cerberus/ Ampersand	Management fees	$4,864
Cerberus	Operational support	$3,405

	Activity/	Payable
Related Party	Transaction	September 30, 2009	December 31, 2008
Centric	Product distribution and other services	$5,356	$3,690
Cerberus/ Ampersand	Management fees	$1,979	$2,007
Cerberus	Operational support	$508	$708

10.            Commitments and Contingencies

We have disclosed information regarding our commitments and contingencies in the footnotes to our consolidated financial statements, which are included in our prospectus.  There have been no material changes to our commitments and contingencies since the date of our prospectus, except as indicated below.

Leases

We lease office buildings, plasma collection centers, refrigerated storage, furniture, machinery, computer equipment, and miscellaneous equipment under leasing arrangements.  The majority of our leases are operating leases.  In addition to rent, certain of our leases require us to pay directly for taxes, insurance, maintenance, and other operating expenses.  Future minimum lease payments required under our capital leases and under our non-cancellable operating leases as of September 30, 2009 are as follows:

		Non-cancellable
	Capital	Operating
	Leases	Leases
2009	$407	$4,244
2010	1,637	15,652
2011	1,656	11,470
2012	1,675	7,269
2013	1,698	4,154
2014	1,702	2,887
Thereafter	6,284	5,864
Total future minimum lease payments	15,059	$51,540
Less: amounts representing interest	(5,361)
Present value of net minimum lease payments	9,698
Less: current portion of capital lease obligations	(648)
Total	$9,050

In the preceding table, the future minimum annual rentals payable under non-cancellable leases denominated in foreign currencies have been calculated based upon the September 30, 2009 foreign currency exchange rates.

Foreign Corrupt Practices Act

We are conducting an internal investigation into potential violations of the Foreign Corrupt Practices Act (FCPA) that we became aware of during the conduct of an unrelated review. The FCPA investigation is being conducted by outside counsel under the direction of a special committee of our board of directors. The investigation primarily involves sales to certain Eastern European and Middle Eastern countries. Our net revenue in 2008 and for the nine months ended September 30, 2009 in such countries represented approximately 2.3% and 3.3% of our net revenue during such periods. Our investigation will also review our business practices in other countries.

In July 2009, we voluntarily contacted the U.S. Department of Justice (DOJ) to advise them of the investigation and to offer our cooperation in any investigation that they want to conduct or they want us to conduct. The DOJ has not indicated what action it may take, if any, against us or any individual, or the extent to which it may conduct its own investigation. The DOJ or other federal agencies may seek to impose sanctions on us that may include, among other things, injunctive relief, disgorgement, fines, penalties, appointment of a monitor, appointment of new control staff, or enhancement of existing compliance and training programs. Other countries in which we do business may initiate their own investigations and impose similar penalties. As a result of this investigation, we have suspended shipments to some of these countries while we put additional safeguards in place. We have also terminated several consultants and suspended relations with other distributors and consultants in countries under investigation while we gather further facts and implement safeguards. We expect these actions will result in a short term decline in revenue from these countries. To the extent that we conclude, or the DOJ concludes, that we cannot implement adequate safeguards or otherwise need to change our business practices, distributors, or consultants in affected countries or other countries, this may result in a permanent loss of business. These sanctions or the loss of business could have a material adverse effect on us or our results of operations. Based on the information obtained to date, we have not determined that any potential liability that may result is probable or can be reasonably estimated. Therefore, we have not made any accrual in our consolidated financial statements as of September 30, 2009.

As of October 31, 2009, we have approximately $2.6 million of accounts receivable, net, outstanding with customers related to this matter.  If we determine that we may be unable to collect some, or all, of these receivables, we would record a provision for doubtful accounts receivable within SG&A in the period in which we determine that collection was unlikely or that the amounts that may be collected would be less than the amounts due.

11.            Equity Transactions

A seven-for-one share dividend on our common stock was paid on September 10, 2009.  All share and per-share amounts have been retroactively adjusted for all periods presented to reflect the share dividend.

On September 30, 2009, 1,000,000 shares of our series A preferred stock and 192,310 shares of our series B preferred stock were converted into an aggregate of 85,846,320 shares of our common stock in connection with our IPO.  In addition, on September 30, 2009, 2,381,548 shares of our common stock were issued to settle $45.3 million of accrued dividends upon the conversion of our series A and B preferred stock.

During the nine months ended September 30, 2008, we repurchased 2,146,232 shares of our common stock from IBR for $35.4 million at a put value of $15.61 per share plus accrued charges.

During the second quarter of 2008, our board of directors approved the retirement of 2,212,640 shares of our common stock held in treasury, and approved that shares of our common stock repurchased in the future would be immediately retired by the Company.

On October 6, 2009, we completed our IPO of 56,000,000 shares of our common stock, par value $0.01 per share.  Additional information regarding our IPO is included in Note 15, “Subsequent Events.”

12.            Share-Based Compensation

In connection with our IPO, we ceased further grants under the 2005 Stock Option and Incentive Plan and the 2006 Restricted Stock Plan. The Talecris Biotherapeutics Holdings Corp. 2009 Long-Term Incentive Plan (2009 Plan), which was adopted by our board of directors on August 7, 2009, became effective in connection with our IPO.  The 2009 Plan provides for the grant of awards in the form of incentive stock options, nonqualified stock options, share appreciation rights, restricted stock, restricted stock units (RSU’s), unrestricted shares of common stock, deferred share units, and performance awards.  Our employees, directors, and consultants are eligible to receive awards under the 2009 Plan.  The maximum number of shares that we may issue for all awards under the 2009 Plan is 7,200,000.

We value share-based compensation at the grant date using a fair value model and recognize this value as expense over the employees’ requisite service period, typically the period over which the share-based compensation vests.  We classify share-based compensation costs consistent with each grantee’s salary.  We record corporate income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings as additional paid-in capital.

The following is a summary of equity awards granted on the dates presented:

				Fair Value
		Number of Options, RSU’s,	Exercise	per
Grant Date	Equity Award	or Shares Granted	Price	Common Share
March 27, 2009	Restricted stock	14,464	$—	$16.63
March 27, 2009	Stock options	31,392	$16.63	$16.63
September 30, 2009	Stock options	597,713	$19.00	$19.00
September 30, 2009	Restricted stock units	483,100	$—	$19.00

We determined the fair value per common share contemporaneously with each equity award.

Share-based compensation expense for the three months ended September 30, 2009 and 2008 was as follows:

	Stock Options
	Service-	Performance-	Restricted
Three Months Ended September 30, 2009	Based	Based	Stock	Total
SG&A	$14,920	$661	$2,348	$17,929
R&D	312	67	134	513
Cost of goods sold	672	145	195	1,012
Total expense	$15,904	$873	$2,677	$19,454

	Stock Options
	Service-	Performance-	Restricted
Three Months Ended September 30, 2008	Based	Based	Stock	Total
SG&A	$4,500	$2,118	$2,414	$9,032
R&D	319	214	134	667
Cost of goods sold	308	207	217	732
Total expense	$5,127	$2,539	$2,765	$10,431

Share-based compensation expense for the nine months ended September 30, 2009 and 2008 was as follows:

	Stock Options
	Service-	Performance-	Restricted
Nine Months Ended September 30, 2009	Based	Based	Stock	Total
SG&A	$23,886	$3,440	$7,053	$34,379
R&D	943	348	401	1,692
Cost of goods sold	2,104	765	685	3,554
Total expense	$26,933	$4,553	$8,139	$39,625

	Stock Options
	Service-	Performance-	Restricted
Nine Months Ended September 30, 2008	Based	Based	Stock	Total
SG&A	$11,746	$5,872	$7,130	$24,748
R&D	693	601	401	1,695
Cost of goods sold	557	573	525	1,655
Total expense	$12,996	$7,046	$8,056	$28,098

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	14,278,416	$6.96
Granted	629,105	$18.88
Forfeited	(374,992)	$4.75
Outstanding at September 30, 2009	14,532,529	$7.53	6.9	$166,688

Vested and expected to vest	14,532,529	$7.53	6.9	$166,688

Exercisable at September 30, 2009	11,118,600	$7.09	6.1	$132,423

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our IPO price per common share of $19.00 at September 30, 2009 and the weighted average exercise price, multiplied by the number of options) that the option holders would have received if all option holders exercised their options on September 30, 2009, excluding the impact of income taxes.  We do not record the aggregate intrinsic value for financial accounting purposes and the value changes based upon changes in the fair value of our common stock.

In connection with our IPO, we granted 597,713 stock options with an exercise price per share equal to our IPO price per share of $19.00.  These stock options will vest one-third on each of April 1 of 2011, 2012, and 2013, subject to the option holder being employed on the vesting date.  The fair value of each option was determined to be $9.57; resulting in aggregate future expense of approximately $5.2 million, which we expect to recognize ratably through April of 2013.  At September 30, 2009, the remaining total estimated unrecognized compensation cost related to unvested stock options, including the IPO awards, was approximately $15.0 million, which we expect to recognize over a weighted average period of approximately 2.2 years.  The amount of share-based compensation expense that we will ultimately be required to record could change in the future as a result of additional grants, changes in the fair value of shares for performance-based options, differences between our anticipated forfeiture rate and the actual forfeiture rate, the probability of achieving targets established for performance share vesting, and other actions by our board of directors or its compensation committee.

We estimated the fair value of stock options at their grant date using the Black-Scholes option pricing model.  This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants.  If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.  The following weighted-average assumptions were used to estimate the fair value of stock options granted during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	2.66%	2.65%
Expected term	5.96 years	5.20 years
Expected volatility	50%	50%
Expected dividend yield	0%	0%

We generally apply a 3% forfeiture rate to the options granted over the term of the award, representing our estimate of those awards not expected to vest due to attrition.

We entered into an amended and restated employment agreement with our Chairman and Chief Executive Officer which included accelerating the vesting of options to purchase 1,008,000 shares of our common stock at an exercise price of $21.25 per common share to August 19, 2009.  The acceleration of these options resulted in the recognition of a non-cash charge of $11.8 million of compensation expense during the three months ended September 30, 2009.  Options to purchase these shares were previously scheduled to vest in April of 2010 (504,000 options) and April of 2011 (504,000 options).

Restricted Stock

The following is a summary of share activity for the nine months ended September 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested shares outstanding at December 31, 2008	1,695,504	$14.40
Granted	14,464	$16.63
Forfeited	(13,824)	$11.00
Vested	(771,744)	$13.42
Unvested shares outstanding at September 30, 2009	924,400	$15.31

At September 30, 2009, the remaining estimated unrecognized compensation cost related to our restricted stock was approximately $9.7 million, which we expect to recognize over a weighted average period of approximately 0.6 years.

During the nine months ended September 30, 2009, we repurchased 248,512 shares of our common stock from employees for $4.1 million to settle their withholding tax obligations upon vesting of restricted stock.  During the nine months ended September 30, 2008, we repurchased 67,336 shares of our common stock from employees for $0.7 million to settle their withholding tax obligations upon vesting of restricted stock.

In the event of a participant’s termination of continuous service due to death or disability, the participant (or designated beneficiary or estate) had the right to sell, or “put,” shares of our common stock back to us at fair market value.  In addition, we had the right to repurchase, or “call,” our common stock upon a participant’s termination of continuous services, as defined.  As a result, we had recorded the fair value of vested common stock with an embedded put/call feature outside of permanent equity on our consolidated balance sheets at September 30, 2009 and December 31, 2008.  Both our redemption rights and the participants’ put rights were terminated in connection with the closing of our IPO.  As a result, we reclassified the fair value of vested common stock to permanent equity in the fourth quarter of 2009.

Restricted Stock Units

We granted 483,100 RSU’s in connection with our IPO.  These RSU’s will vest one-third on each of April 1 of 2011, 2012, and 2013, subject to the award holder being employed on the vesting date.  The aggregate grant date fair value of the RSU’s was $8.4 million, which we expect to recognize ratably through April of 2013.

13.            Segment Reporting

We operate our plasma-derived protein therapeutics business as a single reportable business segment since all operating activities are directed from our North Carolina headquarters and all of our products are derived from a single source and result from a common manufacturing process. All products are manufactured from a single raw material source, human plasma, and are processed in whole, or in part, at our principal manufacturing facilities located in Clayton, North Carolina. Our Melville, New York, facility primarily supplies intermediate plasma fractions to our Clayton facilities. Gamunex brand IGIV and Prolastin brand A1PI constitute the majority of our net revenue. Although we sell our products worldwide, the majority of our net revenue was concentrated in the United States and Canada for the periods presented.

In the following table, we have presented our net revenue by significant category. Our Immunology/Neurology product category includes products that are used to provide antibodies to patients who have a genetic or acquired inability to produce these antibodies, as well as a treatment for CIDP, and also products that provide antibodies to counter specific antigens such as rabies. Our Pulmonology product category is currently comprised of our Prolastin brand A1PI product, which is used to treat patients with a genetic alpha-1 antitrypsin deficiency. Our Critical Care product category includes products that are used to supplement, restore, or maintain normal plasma parameters such as volume or coagulation values.  Other product revenue consists of sales of PPF powder and sales of intermediate products, such as cryoprecipitate.  Other non-product revenue primarily consists of royalties under collaborative agreements.

	Three Months Ended
	September 30,
	2009	2008
Product net revenue:
Immunology/Neurology	$237,395	$215,768
Pulmonology	80,813	77,721
Critical Care	42,434	24,694
Other	27,256	21,062
Total product net revenue	387,898	339,245
Other revenue	7,833	11,247
Total net revenue	$395,731	$350,492

	Nine Months Ended
	September 30,
	2009	2008
Product net revenue:
Immunology/Neurology	$700,938	$557,680
Pulmonology	230,193	235,434
Critical Care	119,168	82,096
Other	72,578	67,680
Total product net revenue	1,122,877	942,890
Other revenue	20,219	29,990
Total net revenue	$1,143,096	$972,880

In the following table, we have presented our net revenue by geographic region. Net revenue for each region is based on the geographic location of the customer.

	Three Months Ended
	September 30,
	2009	2008
United States	$267,411	$245,513
Canada	58,227	54,951
Europe	45,956	40,827
Other	24,137	9,201
Total net revenue	$395,731	$350,492

	Nine Months Ended
	September 30,
	2009	2008
United States	$764,500	$648,938
Canada	162,092	159,765
Europe	132,617	122,791
Other	83,887	41,386
Total net revenue	$1,143,096	$972,880

We did not maintain significant long-lived assets outside of the United States at September 30, 2009 and December 31, 2008.

14.            Earnings per Share

The following table illustrates the calculation of our basic earnings per common share outstanding for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$35,810	$20,554	$152,517	$39,593
Less:
Series A convertible preferred stock undeclared dividends	(3,280)	(2,971)	(9,602)	(8,699)
Series B convertible preferred stock undeclared dividends	(732)	(663)	(2,142)	(1,940)
Accretion of common stock put option	—	—	—	(308)
Net income available to common stockholders	$31,798	$16,920	$140,773	$28,646

Weighted average common shares outstanding	2,647,178	1,155,096	1,847,235	1,252,955

Basic net income per common share:	$12.01	$14.65	$76.21	$22.86

Pro forma basic income per common share:
Numerator:
Net income	$35,810		$152,517
Interest expense reduction for IPO debt repayment	4,123		13,335
Numerator for pro forma basic income per common share	$39,933		$165,852

Demominator:
Shares used above	2,647,178		1,847,235
Pro forma adjustments to reflect assumed weighted average effect of:
Conversion of series A preferred stock	71,217,391		71,736,264
Conversion of series B preferred stock	13,695,817		13,795,601
Shares issued for preferred stock dividend	2,355,662		2,372,824
Newly issued shares for IPO	28,947,368		28,947,368
Denominator for pro forma basic income per common share	118,863,416		118,699,292

Pro forma basic income per common share	$0.34		$1.40

The following table illustrates the calculation of our diluted earnings per common share outstanding for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$35,810	$20,554	$152,517	$39,593
Less accretion of common stock put option	—	—	—	(308)
Net income available to common stockholders	$35,810	$20,554	$152,517	$39,285

Weighted average common shares outstanding	2,647,178	1,155,096	1,847,235	1,252,955
Plus incremental shares from assumed conversions:
Series A preferred stock	71,217,391	72,000,000	71,736,264	72,000,000
Series B preferred stock	13,695,817	13,846,320	13,795,601	13,846,320
Stock options and restricted shares	6,350,815	5,095,988	6,540,453	4,427,306
Dilutive potential common shares	93,911,201	92,097,404	93,919,553	91,526,581

Diluted net income per common share	$0.38	$0.22	$1.62	$0.43

Pro forma diluted income per common share:
Numerator:
Net income available to common stockholders and assumed conversions	$35,810		$152,517
Interest expense reduction for IPO debt repayment	4,123		13,335
Numerator for pro forma diluted income per common share	$39,933		$165,852

Denominator:
Shares used above	93,911,201		93,919,553
Pro forma adjustments to reflect assumed weighted average effect of:
Shares issued for preferred stock dividend	2,355,662		2,372,824
Newly issued shares for IPO	28,947,368		28,947,368
Denominator for pro forma diluted income per common share	125,214,231		125,239,745

Pro forma diluted income per common share	$0.32		$1.32

The pro forma earnings per common share calculations reflect an adjustment to net income for reduced interest expense as if the net primary proceeds to us from our IPO had been applied to repay our debt at the beginning of the periods presented.  The pro forma adjustment to the denominator reflects the impacts for the issuance of common shares to convert preferred stock, settle accrued dividends, and complete the IPO as if these events occurred at the beginning of the periods presented.

15.            Subsequent Events

We evaluated all events and transactions that occurred after September 30, 2009 up through November 9, 2009, the date that we issued these unaudited interim consolidated financial statements.

Initial Public Offering

On October 6, 2009, we completed our IPO of 56,000,000 shares of our common stock, par value $0.01 per share, at an offering price of $19.00 per share.  Our IPO included 28,947,368 shares newly issued and sold by us and 27,052,632 shares sold by the selling stockholder, Talecris Holdings, LLC, including 6,000,000 shares sold by the selling stockholder pursuant to the underwriters’ option to purchase additional shares.  After deducting the payment of underwriters’ discounts and commissions, the net primary proceeds to us from the sale of shares in our IPO were approximately $519.7 million, which we used to repay $389.8 million and $129.9 million of principal under our First and Second Lien Term Loans, respectively.  We did not receive any proceeds from the sale of shares by the selling stockholder.

Revolving Credit Facility Amendment

On October 15, 2009, we entered into an amendment of certain provisions of our Revolving Credit Facility dated as of October 12, 2009.  The Revolving Credit Facility, as amended, permits the 7.75% Notes, described below, to be issued as long as the First and Second Lien Credit Agreements are terminated in connection with the offering of the 7.75% Notes.  The amendment also (i) increases the covenant baskets for permitted acquisitions to $250 million, (ii) permits the payment of cash dividends commencing with the first fiscal quarter of 2010, and (iii) increases our capital expenditure baskets so that we will be permitted to make capital expenditures of up to $225 million in each of 2010 and 2011.  Moreover, pursuant to the amendments, we are not subject to any limitation on our capital expenditures in any fiscal year if our leverage ratio, as defined, as of the end of the fiscal year most recently ended was less than or equal to 2.00 to 1.00.  Minimum availability tests under the Revolving Credit Facility were also increased from $32.5 million to $48.75 million in connection with the amendment.

Issuance of 7.75% Unsecured Senior Notes, due 2016

On October 21, 2009, we completed the issuance of $600.0 million, 7.75% Senior Notes, due 2016 (7.75% Notes) at a price of 99.321% of par in a private placement to certain qualified institutional buyers.  The 7.75% Notes yield 7.875% to maturity and pay interest semi-annually on May 15 and November 15 to holders of record on May 1 and November 1, respectively.  The 7.75% Notes are guaranteed on an unsecured senior basis by our existing and future domestic subsidiaries.

Except as described below, we will not be entitled to redeem the 7.75% Notes at our option prior to November 12, 2012.

We may redeem some or all of the 7.75% Notes, at our option, at any time on or after November 12, 2012, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 7.75% Notes redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on November 15 of the years indicated below:

Year	Percentage
2012	103.875%
2013	102.583%
2014	101.292%
2015 and thereafter	100.000%

In addition, at any time during each twelve-month period ending on November 15, 2010, 2011, and 2012, we may redeem up to 10% of the originally issued principal amount of the 7.75% Notes at a redemption price of 103% of the principal amount of the 7.75% Notes plus accrued and unpaid interest and additional interest, if any, to the redemption date, subject to the rights of the holders of the 7.75% Notes on the relevant record date to receive interest due on the relevant interest payment date.

At any time, or from time to time, on or prior to November 15, 2012, we may, at our option, redeem up to 35% of the aggregate principal amount of the 7.75% Notes with the net cash proceeds to us of certain equity offerings at a redemption price equal to 107.75% of the principal amount of the 7.75% Notes plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date, provided that at least 65% of the aggregate principal amount of the 7.75% Notes remains outstanding immediately after such redemption and the redemption occurs within 90 days of the date of the closing of such equity offering.

Under the Make-Whole redemption feature, we may redeem 100% of principal plus a premium of T + 0.50%, plus accrued and unpaid interest and additional interest, if any, prior to November 15, 2012 with respect to some or all of the 7.75% Notes, subject to the rights of the holders on the relevant record date to receive interest due on the relevant interest payment date.

Upon a change of control, the 7.75% Notes are puttable at 101% of principal plus accrued and unpaid interest and additional interest, if any.

We may incur additional indebtedness and our subsidiary guarantors may also incur additional indebtedness if our Fixed Charge Coverage Ratio for our most recently ended four full fiscal quarters immediately preceding the date on which such additional indebtedness is incurred would have been at least 2.00 to 1.00, determined on a pro forma basis.

We used the net proceeds to us of $583.9 million, after deducting transaction fees, discounts, and commissions, to repay the remaining principal and interest amounts under our First and Second Lien Term Loans of $295.5 million and $204.1 million, respectively, which were subsequently terminated, $55.6 million to repay principal under our amended Revolving Credit Facility, and $28.7 million to settle and terminate certain interest rate swap contracts with a notional amount of $390.0 million.

As a result of the prepayment and termination of our First and Second Lien Term Loans, we will write off the remaining unamortized debt issuance costs associated with these loans, totaling $12.1 million, during the fourth quarter of 2009, within other non-operating expense, net, in our consolidated income statement.  As a result of the settlement and termination of certain of our interest rate swap contracts, we will recognize a loss on extinguishment of these interest rate swaps of approximately $25.0 million within other non-operating expense, net, during the fourth quarter of 2009.  In addition, we will settle and terminate the remaining interest rate swap contract with a notional amount of $50 million during the 2009 fourth quarter, which will result in a loss on extinguishment of approximately $5.8 million.  The total losses of approximately $30.8 million related to the extinguishment of our interest rate swap contracts had been previously reflected as a component of our other comprehensive (loss) income and therefore recognition of these losses in our consolidated income statement during the fourth quarter of 2009 will have a negligible impact on our stockholders’ equity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “would,” “expects,” “intends,” “believes,” “anticipates,” “plans,” “predicts,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. The forward-looking statements that we make are based upon assumptions about many important risk factors, many of which are beyond our control. Among the factors that could cause actual results to differ materially are the following:

•                  possible U.S. legislation or regulatory action affecting, among other things, the U.S. healthcare system, pharmaceutical pricing and reimbursement, including Medicaid and Medicare;

•                  our ability to procure adequate quantities of plasma and other materials which are acceptable for use in our manufacturing processes from our own plasma collection centers or from third-party vendors;

•                  our ability to maintain compliance with government regulations and licenses, including those related to plasma collection, production and marketing;

•                  our ability to identify growth opportunities for existing products and our ability to identify and develop new product candidates through our research and development activities;

•                  the timing of, and our ability to, obtain and/or maintain regulatory approvals for new product candidates, the rate and degree of market acceptance, and the clinical utility of our products;

•                  unexpected shut-downs of our manufacturing and storage facilities or delays in opening new planned facilities;

•                  our and our suppliers’ ability to adhere to cGMP;

•                  our ability to manufacture at appropriate scale to meet the market’s demand for our products;

•                  legislation or regulations in markets outside of the U.S. affecting product pricing, reimbursement, access, or distribution channels;

•                  our ability to resume sales to countries affected by our Foreign Corrupt Practices Act investigation;

•                  availability and cost of financing opportunities;

•                  the impact of geographic and product mix on our sales and gross profit;

•                  the impact of competitive products and pricing;

•                  fluctuations in the balance between supply and demand with respect to the market for plasma-derived products;

•                  interest rate fluctuations impacting our Revolving Credit Facility and foreign currency exchange rate fluctuations in the international markets in which we operate; and

•                  other factors identified elsewhere in this Quarterly Report and in our prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (Securities Act), with the SEC on October 1, 2009.

No assurances can be provided as to any future financial results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. Unless legally required, we do not undertake to update or revise any forward-looking statements, even if events make it clear that any projected results, expressed or implied, will not be realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You are encouraged to read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related footnotes, which are included in our prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (Securities Act), with the Securities and Exchange Commission (SEC) on October 1, 2009 (our prospectus).  This discussion and analysis contains forward-looking statements that involve risks and uncertainties.  See “Risk Factors” included in our prospectus for a discussion of some of the important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in the following discussion and analysis.  See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.

All tabular disclosures of dollar amounts are presented in thousands.  Percentages and amounts presented herein may not calculate or sum precisely due to rounding.

Unless otherwise stated or the context otherwise requires, reference to “Talecris,” “we,” “us,” “our” and similar references refer to Talecris Biotherapeutics Holdings Corp. and its wholly-owned subsidiaries.

A seven-for-one share dividend on our common stock was paid on September 10, 2009.  All share and per-share amounts have been retroactively adjusted for all periods to reflect the share dividend.

FINANCIAL HIGHLIGHTS

The following are highlights of our results for the three and nine months ended September 30, 2009:

•                  Total net revenue increased 12.9% to $395.7 million for the three months ended September 30, 2009 and 17.5% to $1.14 billion for the nine months ended September 30, 2009, over the comparable prior year periods.

•                  Gross margins improved 210 basis points to 41.7% for the three months ended September 30, 2009 and 650 basis points to 41.9% for the nine months ended September 30, 2009, over the comparable prior year periods.

•                  Net income improved to $35.8 million, an increase of 74.2%, for the three months ended September 30, 2009 as compared to the prior year period, and to $152.5 million for the nine months ended September 30, 2009, inclusive of the $48.8 million after-tax income from the CSL merger termination fee, as compared to $39.6 million for the nine months ended September 30, 2008.

•                  Diluted earnings per share were $0.38 for the three months ended September 30, 2009 and $1.62 for the nine months ended September 30, 2009, inclusive of the CSL merger termination fee.

•                  Operating cash flows were $198.7 million for the nine months ended September 30, 2009, reflecting an improvement of $201.2 million over the prior year period, inclusive of the CSL merger termination fee.

BUSINESS OVERVIEW

We are a biopharmaceutical company that develops, produces, markets, and distributes protein-based therapies that extend and enhance the lives of people suffering from chronic and acute, often life-threatening, conditions, such as primary immune deficiencies, chronic inflammatory demyelinating polyneuropathy (CIDP), alpha-1 antitrypsin deficiency, bleeding disorders, infectious diseases, and severe trauma.  Our primary products have orphan drug designation to serve populations with rare, chronic diseases.  We are one of the largest producers and marketers in our industry.  Our products are derived from human plasma, the liquid component of blood, which is sourced from our plasma collection centers, or purchased from third parties, located in the United States. Plasma contains many therapeutic proteins, which we extract through a process known as fractionation at our Clayton, North Carolina and/or Melville, New York facilities.  The fractionated intermediates are then purified, formulated into a final bulk, and aseptically filled into vials for distribution.  We also sell the fractionated intermediate materials.  Our manufacturing facilities currently have the capacity to fractionate approximately 4.2 million liters of human plasma per year.  Purification, filling, and finishing capacities are dependent on fraction mix.  We operate in an industry that has experienced volume demand growth for plasma-derived therapies, both in the United States and worldwide, for more than twenty years, as well as industry consolidation.  We believe worldwide unit volume demand for plasma-derived products will grow over the long-term at a compound annual rate of approximately 6% to 8%.

We have devoted significant resources to the internal development of our plasma collection center platform, which has included organic growth, the acquisition of additional plasma collection centers from International BioResources, L.L.C. and affiliated entities (IBR), and third-party center development agreements, primarily with IBR, under which we provided financing for the development of plasma collection centers that are dedicated to our plasma collection. As of October 31, 2009, our plasma collection center platform consisted of 71 operating centers, of which 66 were licensed and 5 were unlicensed.  These centers collected approximately 61% of our plasma during the nine months ended September 30, 2009 and our plan is for our plasma collection center network, once it matures, to provide approximately 90% of our current plasma requirements.

We have experienced higher costs of production as a result of higher costs of raw materials, particularly plasma, due to limited third-party supply and the development and remediation of our internal plasma collection platform.  The development of Talecris Plasma Resources, Inc. (TPR) has also resulted in excess period costs charged directly to cost of goods.  These excess period costs reflect the under-absorption resulting from lower plasma collections at newly opened centers as they scale operations and the larger TPR infrastructure necessary to support the development of our plasma collection platform.  We have reduced and plan to continue to reduce both the collection cost per liter and the amount of excess period costs charged directly to cost of goods sold as TPR matures.  Decreasing collection costs of our raw plasma and the planned reduction of excess period costs combined with leveraging our manufacturing facilities as a result of higher volumes have contributed and will continue, over the long term, to contribute to improving gross profit margins.  Our cost of goods sold includes $8.7 million and $25.7 million for the three months ended September 30, 2009 and 2008, respectively, and $34.1 million and $77.7 million for the nine months ended September 30, 2009 and 2008, respectively, related to excess period costs associated with TPR.

The majority of our sales are concentrated in the therapeutic areas of:  Immunology/Neurology, primarily through our intravenous immune globulin (IGIV) product for the treatment of primary immune deficiency and autoimmune diseases, as well as CIDP, and Pulmonology, through our alpha-1 proteinase inhibitor (A1PI) product for the treatment of alpha-1 antitrypsin deficiency-related emphysema.  These therapeutic areas are served by our branded products, Gamunex brand IGIV (Gamunex or Gamunex IGIV) and Prolastin brand A1PI (Prolastin or Prolastin A1PI), respectively.  Sales of Gamunex and Prolastin together comprised 72.8% and 73.9% of our net revenue for the three months ended September 30, 2009 and 2008, respectively, and 74.3% and 72.7% of our net revenue for the nine months ended September 30, 2009 and 2008, respectively.  We have contracted commitments from our customers for a substantial portion of our U.S. IGIV volume over the next three to five years.  We are also the primary supplier of Canadian IGIV under our contracts with the Canadian Blood Services and Hema Quebec.  We also have a line of hyperimmune therapies that provide treatment for tetanus, rabies, hepatitis B and Rh factor control during pregnancy and at birth.  In addition, we provide plasma-derived therapies for critical care, including the treatment of hemophilia, an anti-coagulation factor, as well as albumin to expand blood volume.  Although we sell our products worldwide, the majority of our sales were concentrated in the United States and Canada for the periods presented.

SUBSEQUENT EVENTS

Initial Public Offering

On October 6, 2009, we completed our IPO of 56,000,000 shares of our common stock, par value $0.01 per share, at an offering price of $19.00 per share.  Our IPO included 28,947,368 shares newly issued and sold by us and 27,052,632 shares sold by the selling stockholder, Talecris Holdings, LLC, including 6,000,000 shares sold by the selling stockholder pursuant to the underwriters’ option to purchase additional shares.  After deducting the payment of underwriters’ discounts and commissions, the net primary proceeds to us from the sale of shares in our IPO were approximately $519.7 million.  We used the net primary proceeds to repay principal of $389.8 million and $129.9 million under our First and Second Lien Term Loans, respectively.  We did not receive any proceeds from the sale of shares by the selling stockholder.  In addition, on September 30, 2009, 2,381,548 shares of our common stock were issued upon the settlement of $45.3 million of earned and unpaid dividends on our Series A and B preferred stock in connection with our IPO.

Revolving Credit Facility Amendment

On October 15, 2009, we entered into an amendment of certain provisions of our Revolving Credit Facility dated as of October 12, 2009.  The Revolving Credit Facility, as amended, permits the 7.75% Notes, described below, to be issued as long as the First and Second Lien Credit Agreements are terminated in connection with the offering of the 7.75% Notes.  The amendment also (i) increases the covenant baskets for permitted acquisitions to $250 million, (ii) permits the payment of cash dividends commencing with the first fiscal quarter of 2010, and (iii) increases our capital expenditure baskets so that we will be permitted to make capital expenditures of up to $225 million in each of 2010 and 2011.  Moreover, pursuant to the amendments, we are not subject to any limitation on our capital expenditures in any fiscal year if our leverage ratio, as defined,  as of the end of the fiscal year most recently ended was less than or equal to 2.00 to 1.00.  Minimum availability tests under the Revolving Credit Facility were also increased from $32.5 million to $48.75 million in connection with the amendment.

Issuance of 7.75% Unsecured Senior Notes, due 2016

On October 21, 2009, we completed the issuance of $600.0 million, 7.75% Senior Notes, due 2016 (7.75% Notes) at a price of 99.321% of par in a private placement to certain qualified institutional buyers.  The 7.75% Notes yield 7.875% to maturity and pay interest semi-annually on May 15 and November 15 to holders of record on May 1 and November 1, respectively.  The 7.75% Notes are guaranteed on an unsecured senior basis by our existing and future domestic subsidiaries.

We used the net proceeds to us of $583.9 million, after deducting transaction fees, discounts, and commissions, to repay the remaining principal and interest amounts under our First and Second Lien Term Loans of $295.5 million and $204.1 million, respectively, which were subsequently terminated, $55.6 million to repay principal under our amended Revolving Credit Facility, and $28.7 million to settle and terminate certain interest rate swap contracts with a notional amount of $390 million.

Additional information regarding the issuance of the 7.75% Notes is included Note 15 to our consolidated financial statements, “Subsequent Events,” included elsewhere in this Quarterly Report.

Financial Impact of IPO and Refinancing Transactions

The following table illustrates the impact to our long-term debt from the application of the net proceeds to us from our IPO and refinancing transactions discussed above:

	September 30,	October 6,	October 21,
	2009	2009	2009	Pro Forma
	Actual	IPO	Refinancing	Adjusted
Revolving Credit Facility	$67,844	$—	$(55,593)	$12,251
First Lien Term Loan	680,750	(389,812)	(290,938)	—
Second Lien Term Loan	330,000	(129,937)	(200,063)	—
7.75% Notes	—	—	600,000	600,000
Discount on 7.75% Notes	—	—	(4,074)	(4,074)
Capital Leases	9,698	—	—	9,698
Total long-term debt	$1,088,292	$(519,749)	$49,332	$617,875

In addition to the debt principal repayments in the preceding table, we used $28.7 million of the net proceeds to us from the issuance of the 7.75% Notes to settle and terminate certain interest rate swap contracts and $8.6 million to pay accrued interest associated with our First and Second Lien Term Loans.  In addition to approximately $4.1 million of discounts on the 7.75% Notes disclosed in the table above, approximately $12.0 million of commissions were deducted from the gross issuance proceeds. As a result of the changes to our debt structure, we anticipate that our weighted average interest rate will be approximately 8% during the next twelve months without considering potential new interest rate swaps and amortization of debt issuance costs.

As a result of the IPO and refinancing transactions, we expect to recognize a charge during the fourth quarter of 2009 of approximately $42.9 million to write-off deferred debt issuance costs related to our First and Second Lien Term Loans as well as costs associated with the termination of our interest rate swap contracts.  In addition, we expect to capitalize a currently estimated $17.5 million of debt issuance costs primarily associated with the 7.75% Notes, which will be amortized over the terms of the facilities.

The following table summarizes changes in deferred debt issuance costs and unwinding interest rate swaps, as well as newly capitalized debt issuance costs, as a result of our refinancing transactions:

		Fourth
		Quarter
	September 30, 2009 Actual Debt Issuance Costs	Amortization of Previously Capitalized Debt Issuance Costs	Charges for Debt Extinguishment	Newly Capitalized Debt Issuance Costs	Estimated Adjusted Total Debt Issuance Costs
Revolving Credit Facility	$2,268	$(82)	$—	$1,500	$3,686
First Lien Term Loan	8,164	(110)	(8,054)	—	—
Second Lien Term Loan	4,133	(46)	(4,087)	—	—
7.75% Notes	—	—	—	16,000	16,000
Interest rate swap termination costs	—	—	(30,800)	—	—
Total	$14,565	$(238)	$(42,941)	$17,500	$19,686

Approval of Prolastin-C

On October 19, 2009, we received approval from the U.S. Food and Drug Administration for Prolastin-C, a more concentrated version of our Prolastin A1PI product.  Prolastin-C delivers twice the active protein per milliliter as Prolastin, cutting infusion volume and time in half when given at the recommended rate.  The manufacturing process for Prolastin-C incorporates technological advances such as nanofiltration, a virus exclusion technology, and cation exchange chromatography, an additional purification step.  We anticipate the launch of Prolastin-C in the first half of 2010.  We have filed a supplemental New Drug Submission (sNDS) with Health Canada related to Prolastin-C.  We expect a post-approval clinical trial will be required as a condition for approval.

MATTERS AFFECTING COMPARABILITY

We believe that the comparability of our financial results between the periods presented is significantly impacted by the following items:

Definitive Merger Agreement with CSL Limited (CSL)

On August 12, 2008, we entered into a definitive merger agreement with CSL, under which CSL agreed to acquire us for cash consideration of $3.1 billion, less net debt, as defined.  The closing of the transaction was subject to the receipt of certain regulatory approvals as well as other customary conditions.  The U.S. Federal Trade Commission filed an administrative complaint before the Commission challenging the merger and a complaint in Federal district court seeking to enjoin the merger during the administrative process.  On June 8, 2009, the merger parties agreed to terminate the definitive merger agreement.  CSL paid us a merger termination fee of $75.0 million, which is included in other non-operating income in our consolidated income statement for the nine months ended September 30, 2009.  The Federal Trade Commission’s complaints were subsequently dismissed.

In consideration of the definitive merger agreement with CSL, our board of directors approved a retention program in August 2008 for an amount up to $20.0 million, of which approximately $13.5 million has been specifically allocated to certain employees as of September 30, 2009, as adjusted for forfeitures.  We recorded retention expense of $1.4 million and $7.5 million, excluding fringe benefit, during the three and nine months ended September 30, 2009, respectively.  During the three months ended September 30, 2008, we recorded retention expense of $1.6 million, excluding fringe benefit.  At September 30, 2009, the remaining unrecognized expense related to this retention program totaled $0.9 million, which we will recognize through December 2009.  During the second quarter of 2009, we made the first two payments under this retention program totaling $6.8 million and the remaining balance will be paid in December 2009, adjusted for forfeitures.

We incurred legal and other costs associated with the regulatory review process of $6.0 million during the nine months ended September 30, 2009 and $0.7 million and $1.5 million during the three and nine months ended September 30, 2008, respectively, which are included in SG&A in our consolidated income statements.

Unabsorbed TPR Infrastructure and Start-Up Costs

Our cost of goods sold includes costs related to unabsorbed TPR infrastructure and start-up costs associated with the development of our plasma collection center platform.  Until our plasma collection centers reach normal operating capacity, we charge unabsorbed overhead costs directly to cost of goods sold.  The reduction of unabsorbed TPR infrastructure and start-up costs resulted from higher plasma volumes collected at our plasma collection centers and improved center labor efficiencies as well as lower support costs during 2009.  We anticipate that we will continue to experience improving levels of unabsorbed TPR infrastructure and start-up costs with the maturation of our plasma collection center platform.

Plasma Center cGMP Issue

During the nine months ended September 30, 2008, we incurred charges to cost of goods sold of $23.3 million due to deviations from our standard operating procedures and cGMP at one of our plasma collection centers.  Our preliminary investigations concluded that the deviations from our standard operating procedures and cGMP resulted in impairments to the related raw material and work-in process inventories as we concluded there was no probable future economic benefit related to the impacted inventories.  Subsequently, due to further investigations and new facts and circumstances, we determined that certain impacted materials were saleable.  We record recoveries directly to cost of goods sold after the impacted material is converted to final products and sold to third parties.  For the three and nine months ended September 30, 2009, we recorded recoveries of $0.4 million and $1.1 million, respectively, and for the three and nine months ended September 30, 2008, we recorded recoveries of $11.4 million and $14.1 million, respectively.  Recoveries for 2008 totaled $17.5 million.

Foreign Corrupt Practices Act

We are conducting an internal investigation into potential violations of the Foreign Corrupt Practices Act (FCPA) that we became aware of during the conduct of an unrelated review.  The FCPA investigation is being conducted by outside counsel under the direction of a special committee of our board of directors.  Additional information regarding our investigation into potential violations of the FCPA is included in Note 10 to our consolidated financial statements, “Commitments and Contingencies,” included elsewhere in this Quarterly Report, and in the “Risk Factors” section of our prospectus.

As of October 31, 2009, we have approximately $2.6 million of accounts receivable, net, outstanding with customers related to this matter.  If we determine that we may be unable to collect some, or all, of these receivables, we would record a provision for doubtful accounts receivable within SG&A in the period in which we determine that collection was unlikely or that the amounts that may be collected would be less than the amounts due.

Share-Based Compensation Awards

We have granted options, restricted share awards, and unrestricted share awards of our common stock to certain officers, employees, and members of our board of directors pursuant to the Talecris Biotherapeutics Holdings Corp. 2005 Stock Option and Incentive Plan, as amended (Stock Option Plan), and the 2006 Restricted Stock Plan.  We ceased making grants under these plans in connection with our IPO.

The following table summarizes our share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock Options
SG&A	$15,581	$6,618	$27,326	$17,618
R&D	379	533	1,291	1,294
Total operating expenses	15,960	7,151	28,617	18,912
Cost of goods sold	817	515	2,869	1,130
Total expense	$16,777	$7,666	$31,486	$20,042

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Restricted Stock Awards
SG&A	$2,348	$2,414	$7,053	$7,130
R&D	134	134	401	401
Total operating expenses	2,482	2,548	7,454	7,531
Cost of goods sold	195	217	685	525
Total expense	$2,677	$2,765	$8,139	$8,056

Our share-based compensation expense increased $9.0 million and $11.5 million for the three and nine months ended September 30, 2009, respectively, as compared to the same prior year periods.  During the third quarter of 2009, we entered into an amended and restated employment agreement with our Chairman and Chief Executive Officer which included accelerating the vesting of options to purchase 1,008,000 shares of our common stock at an exercise price of $21.25 per common share to August 19, 2009.

The acceleration of these options resulted in the recognition of a non-cash charge of $11.8 million of compensation expense during the third quarter of 2009.  Options to purchase these shares were previously scheduled to vest in April of 2010 (504,000 options) and April of 2011 (504,000 options).

In connection with our IPO, we granted 597,713 stock options with an exercise price per share equal to our IPO price per share of $19.00 under our newly effective 2009 Long-Term Incentive Plan (2009 Plan).  These stock options will vest one-third on each of April 1 of 2011, 2012, and 2013, subject to the option holder being employed on the vesting date.  The fair value of each option was determined to be $9.57, resulting in aggregate future expense of approximately $5.2 million, which we expect to recognize ratably through April of 2013.  At September 30, 2009, the remaining total estimated unrecognized compensation cost related to unvested stock options, including the IPO awards, was approximately $15.0 million, which we expect to recognize over a weighted average period of approximately 2.2 years.   In connection with our IPO, we also granted 483,100 restricted stock units (RSU’s).  These RSU’s will vest one-third on each of April 1 of 2011, 2012, and 2013, subject to the award holder being employed on the vesting date.  The aggregate grant date fair value of the RSU’s was approximately $8.4 million, which we expect to recognize ratably through 2013.  At September 30, 2009, the remaining unrecognized compensation cost related to our restricted stock awards was approximately $9.7 million, which we expect to recognize over a weighted average period of approximately 0.6 years.

RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations.  You are encouraged to read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related footnotes appearing elsewhere in this Quarterly Report, as well as information contained in our prospectus.  Additional information regarding significant matters affecting the comparability of our results of operations is included in the section titled, “—Matters Affecting Comparability.”

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

The following table contains information regarding our results of operations for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008:

	Three Months Ended		Percent of Total
	September 30,		Net Revenue
	2009	2008	2009	2008
Net revenue:
Product net revenue	$387,898	$339,245	98.0%	96.8%
Other	7,833	11,247	2.0%	3.2%
Total net revenue	395,731	350,492	100.0%	100.0%
Cost of goods sold	230,666	211,856	58.3%	60.4%
Gross profit	165,065	138,636	41.7%	39.6%
Operating expenses:
SG&A	79,488	63,501	20.1%	18.1%
R&D	16,167	18,149	4.1%	5.2%
Total operating expenses	95,655	81,650	24.2%	23.3%
Income from operations	69,410	56,986	17.5%	16.3%
Other non-operating (expense) income:
Interest expense, net	(19,587)	(24,382)	(4.9)%	(6.9)%
Equity in earnings of affiliate	112	97	—	—
Total other non-operating expense, net	(19,475)	(24,285)	(4.9)%	(6.9)%
Income before income taxes	49,935	32,701	12.6%	9.4%
Provision for income taxes	(14,125)	(12,147)	(3.6)%	(3.5)%
Net income	$35,810	$20,554	9.0%	5.9%

Net Revenue

The following table contains information regarding our net revenue:

	Three Months Ended		Percent of Total
	September 30,		Net Revenue
	2009	2008	2009	2008
Product net revenue:
Gamunex IGIV	$207,180	$181,394	52.3%	51.8%
Prolastin A1PI	80,813	77,721	20.4%	22.2%
Albumin	22,851	15,131	5.8%	4.3%
Other	77,054	64,999	19.5%	18.5%
Total product net revenue	387,898	339,245	98.0%	96.8%
Other net revenue	7,833	11,247	2.0%	3.2%
Total net revenue	$395,731	$350,492	100.0%	100.0%

United States	$267,411	$245,513	67.6%	70.0%
International	128,320	104,979	32.4%	30.0%
Total net revenue	$395,731	$350,492	100.0%	100.0%

Our product net revenue was $387.9 million for the three months ended September 30, 2009 as compared to $339.2 million for the three months ended September 30, 2008, representing an increase of $48.7 million, or 14.3%.  The increase consisted of higher volumes of $36.4 million and improved pricing of $12.3 million, net of foreign exchange losses of $1.8 million.

Our other net revenue, which consists of royalties and licensing fees, milestones, and other third party contract manufacturing revenue, decreased $3.4 million.  Our other net revenue for the three months ended September 30, 2008 included the recognition of $2.6 million of a previously deferred upfront licensing fee as a result of the completion of a portion of our performance obligations under a licensed technology agreement with an unaffiliated third party.  Our other net revenue for the three months ended September 30, 2009 was further negatively impacted by lower contract manufacturing revenue as compared to the 2008 period.

The $25.8 million increase in our Gamunex IGIV product net revenue consisted of higher volumes of $19.2 million and improved pricing of $6.6 million.  We experienced higher Gamunex IGIV volumes of $20.8 million in the U.S., Canada, and other international regions.  We experienced improved Gamunex IGIV pricing of $7.6 million in the U.S. and Canada regions.  We continue to experience strong demand for Gamunex IGIV globally, driven primarily by supply availability, growth in our GPO business in the U.S., and geographic expansion.  However, the $19.2 million increase in Gamunex IGIV volumes also reflects pent up demand due to our supply constraints in prior periods.  Accelerated growth resulting from this pent up demand is not likely to continue, which could affect our comparative profitability and margins in future periods.  The industry supply of plasma has increased.  As a result, the supply of IGIV inventory has been increasing throughout the distribution channel from the previous low levels.

The $3.1 million increase in our Prolastin A1PI product net revenue was driven primarily by higher volumes in the U.S. and Europe.  Prolastin A1PI volumes are largely a function of our ability to identify and enroll new patients as compared to the number of patients lost due to attrition and competition.  Our ability to grow our European volumes will also depend upon our ability to obtain appropriate reimbursement on a country by country basis. Our Prolastin A1PI net revenue was negatively impacted by foreign exchange losses of $1.3 million in Europe during the three months ended September 30, 2009 as compared to the same prior year period.

The $7.7 million increase in our albumin product net revenue consisted of higher volumes of $6.5 million and improved pricing of $1.2 million. The increase in albumin volume was primarily driven by sales in the U.S. and other international regions (excluding Canada and Europe).  The increase in albumin pricing was driven by favorable pricing in other international regions (excluding Canada and Europe).

Our other product net revenue increased $12.1 million during the three months ended September 30, 2009 as compared to the prior year period.  Our other product net revenue consists primarily of revenue related to the Canadian blood system, where in addition to commercial sales of Gamunex IGIV, we have toll manufacturing contracts with the two national Canadian blood system operators, Canadian Blood Services and Hema Quebec.  We also have sales of Koate DVI Factor VIII (human), hyperimmunes, intermediate products, Thrombate III Antithrombin III (human) and PPF powder.

Our other product net revenue was favorably impacted by improved volume of $6.1 million related to intermediate products, such as cryoprecipitate.  Our other product net revenue was also favorably impacted by increased sales of Koate DVI Factor VIII (human) of $9.5 million, primarily as a result of higher volumes in the U.S. and higher pricing and volumes in other international regions (excluding Europe and Canada).

We generally experience a favorable revenue and gross margin benefit during the second and third quarters due to higher sales of our hyperimmune therapies for the treatment of exposure to rabies.  Consequently, we expect that revenue and gross margin contribution from these products will decline in the fourth quarter.

We increased prices for several of our products in most of our geographic regions during 2009 as a result of higher costs and generally increasing demand.  Our product net revenue was negatively impacted by $1.8 million, or 0.5%, as a result of unfavorable foreign exchange rate fluctuations in relation to the U.S. dollar during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

As a result of our internal investigation related to potential FCPA violations, we have suspended shipments to affected countries while we put additional safeguards in place.  We have also terminated several consultants and suspended relations with other distributors and consultants in countries under investigation while we gather further facts and implement safeguards.  As a result, we expect that our revenues from affected regions will decline in the short term while we either revise our business relationships or establish new distribution channels in the impacted markets or expand our sales in other international regions. We resumed shipping to several affected countries in the 2009 fourth quarter.

Cost of Goods Sold and Gross Profit

Our gross profit was $165.1 million for the three months ended September 30, 2009, as compared to $138.6 million for the three months ended September 30, 2008, representing gross margins of 41.7% and 39.6%, respectively.  Our gross profit is impacted by the volume, pricing, and mix of our product net revenue as discussed above, as well as the related cost of goods sold as discussed below.  The net impact of these items resulted in higher gross margins during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  In general, our gross margins and cost of goods sold are impacted by the volume and pricing of our finished product, our raw material costs, production mix, and cycle times, as well as our production capacities and normal production shut-downs, and the timing and amount of release of finished product.

Our cost of goods sold was $230.7 million, or 58.3% of net revenue, for the three months ended September 30, 2009, as compared to $211.9 million, or 60.4% of net revenue, for the three months ended September 30, 2008.  The decrease in our cost of goods sold as a percentage of net revenue is primarily attributable to lower TPR unabsorbed infrastructure and start-up costs.  During the three months ended September 30, 2008, we experienced higher inventory recoveries as discussed further below. Due to the relatively fixed nature of our factory overhead and certain other production costs, we experienced operating leverage as net revenue increased in the 2009 period.

Unabsorbed TPR infrastructure and start-up costs amounted to $8.7 million and $25.7 million for the three months ended September 30, 2009 and 2008, respectively, representing approximately 2.2% and 7.3%, respectively, of our net revenue.  Our cost of goods sold for the three months ended September 30, 2009 benefited from lower unabsorbed TPR infrastructure and start-up costs, which resulted from higher plasma volumes collected at our plasma collection centers and improved center labor efficiencies as well as lower support costs.  Unabsorbed TPR infrastructure and start-up costs during the three months ended September 30, 2008 were negatively impacted by costs associated with remediation efforts in certain plasma collection centers.

Our inventory impairment provisions, net of recoveries, increased $6.3 million during the three months ended September 30, 2009, as compared to the same prior year period.  During the 2008 period, we recorded recoveries of $11.4 million related to the plasma center cGMP issue as discussed further in the section titled, “—Matters Affecting Comparability—Plasma Center cGMP Issue.”  This was offset by impairment provisions of $4.1 million related to raw material inventories, which resulted from the remediation and closure of certain plasma collection centers, as well as other inventory impairment provisions of approximately $8.2 million related primarily to work-in-process inventories.  During the three months ended September 30, 2009, we experienced a delay in the restart of our manufacturing facility located in Melville, New York, following a scheduled maintenance shutdown, which resulted in an inventory impairment provision of $3.4 million.  We also incurred other inventory provisions of approximately $3.8 million related primarily to work-in-process inventories.

During the three months ended September 30, 2009, we experienced higher costs of production and costs associated with an increase in production volumes, which aggregated $29.5 million.  Our acquisition cost of plasma per liter, excluding the impact of TPR unabsorbed infrastructure and start-up costs, increased 0.5% during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  Due to our long manufacturing cycle times, which range from 100 days to in excess of 400 days, the cost of plasma is not expensed through cost of goods sold until a significant period of time subsequent to its acquisition.

Operating Expenses

Our SG&A was $79.5 million and $63.5 million for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $16.0 million, or 25.2%.  As a percentage of net revenue, SG&A was 20.1% and 18.1% for the three months ended September 30, 2009 and 2008, respectively.  We recorded a non-cash charge of $11.8 million during the three months ended September 30, 2009 as a result of the acceleration of the vesting of certain of our Chairman and Chief Executive Officer’s stock options as discussed further in “—Matters Affecting Comparability—Share-Based Compensation Awards.”  Our SG&A for the three months ended September 30, 2009 was negatively impacted by $3.9 million of legal costs associated with our internal investigation into potential violations of the FCPA as discussed further in “—Matters Affecting Comparability—Foreign Corrupt Practices Act.”  We experienced higher sales and marketing expenses during the 2009 period as a result of costs associated with the launch of our Gamunex CIDP indication and Prolastin patient identification, as well as support for other products.  We also experienced higher donations of $2.6 million during the three months ended September 30, 2009 as compared to the prior year period.  During the three months ended September 30, 2009, our SG&A benefited by foreign currency gains of $3.1 million as a result of favorable euro/dollar exchange rates as compared to foreign currency losses of $5.0 million during the three months ended September 30, 2008.  Our provision for uncollectable receivables was $2.0 million higher during the 2008 period as a result of non-cash charges related to outstanding notes receivable and other advances made to one of our plasma suppliers due to uncertainty regarding collection.  In order to pursue our strategy of expanding market share and growing revenues, we began a material expansion of our U.S. sales force in the third quarter of 2009.  We expect the sales force expansion to result in an annual increase in SG&A of approximately $10 million.

Our R&D was $16.2 million for the three months ended September 30, 2009 as compared to $18.2 million for the three months ended September 30, 2008, representing a decrease of $2.0 million, or 10.9%.  As a percentage of net revenue, R&D was 4.1% and 5.2%, for the three months ended September 30, 2009 and 2008, respectively.  R&D expenses are influenced by the timing of in-process projects and the nature and extent of expenses associated with these projects.    We anticipate that R&D expenses will increase in subsequent periods primarily as a result of increased Plasmin clinical trials related to acute peripheral arterial occlusion and ischemic stroke.

Other Non-Operating Income (Expense), Net

Our other non-operating income (expense), net, consists primarily of interest expense related to our First and Second Lien Term Loans and Revolving Credit Facility, which amounted to $14.0 million and $21.0 million for the three months ended September 30, 2009 and 2008, respectively.  Our weighted average interest rates on our outstanding debt were 5.1% and 6.9%, excluding amortization of deferred debt issuance costs, for the three months ended September 30, 2009 and 2008, respectively, which resulted in a lower cost of borrowing during the 2009 period.  The benefit of the lower cost of borrowings during 2009 was partially mitigated by higher interest expense of $2.0 million related to our interest rate swaps as compared to 2008, as a result of falling three-month LIBOR as compared to our fixed swap rates.

See the section titled “— Subsequent Events” for additional information regarding our IPO and refinancing transactions, which occurred subsequent to September 30, 2009.

Income Taxes

Our income tax expense was $14.1 million and $12.1 million for the three months ended September 30, 2009 and 2008, respectively, resulting in effective income tax rates of 28.3% and 37.1%, respectively.

For the three months ended September 30, 2009, our effective income tax rate is lower than the U.S. statutory Federal income tax rate due to Federal Research and Experimentation and Orphan Drug clinical testing credits for qualifying expenditures and the deduction of previously capitalized transaction costs related to our terminated merger agreement with CSL. For the three months ended September 30, 2008, our effective income tax rate is higher than the U.S. statutory Federal income tax rate, primarily due to state tax expense, net of Federal benefit.

At September 30, 2009, our total gross unrecognized tax benefits were approximately $12.6 million, of which approximately $9.2 million would reduce our effective income tax rate if recognized.

We have not provided for U.S. Federal income and foreign withholding taxes on our non-U.S. subsidiaries’ cumulative undistributed earnings of approximately $10.7 million as of September 30, 2009 as such earnings are intended to be reinvested outside of the U.S. indefinitely.  It is not practical to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted, and foreign tax credits would be available to reduce or eliminate the resulting U.S. income tax liability.

We anticipate that lower taxable income during the fourth quarter of 2009 as a result of fees related to the issuance of our 7.75% Notes and the amendment to our Revolving Credit Facility, as well as charges associated with the termination of our First and Second Lien Term Loans and interest rate swap contracts, will have a significant impact on the fourth quarter effective tax rate as compared to the prior quarters, although the overall effective income tax rate for the year should remain within the 32% to 33% range for 2009.

Net Income

Our net income was $35.8 million and $20.6 million for the three months ended September 30, 2009 and 2008, respectively.  The significant factors and events contributing to the change in our net income are discussed above.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

The following table contains information regarding our results of operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

	Nine Months Ended		Percent of Total
	September 30,		Net Revenue
	2009	2008	2009	2008
Net revenue:
Product net revenue	$1,122,877	$942,890	98.2%	96.9%
Other	20,219	29,990	1.8%	3.1%
Total net revenue	1,143,096	972,880	100.0%	100.0%
Cost of goods sold	663,875	628,361	58.1%	64.6%
Gross profit	479,221	344,519	41.9%	35.4%
Operating expenses:
SG&A	213,913	159,030	18.7%	16.3%
R&D	51,728	48,232	4.5%	5.0%
Total operating expenses	265,641	207,262	23.2%	21.3%
Income from operations	213,580	137,257	18.7%	14.1%
Other non-operating income (expense):
Interest expense, net	(61,445)	(73,027)	(5.4)%	(7.4)%
Merger termination fee	75,000	—	6.6%	—
Equity in earnings of affiliate	296	247	—	—
Other	—	400	—	—
Total other non-operating income (expense), net	13,851	(72,380)	1.2%	(7.4)%
Income before income taxes	227,431	64,877	19.9%	6.7%
Provision for income taxes	(74,914)	(25,284)	(6.6)%	(2.6)%
Net income	$152,517	$39,593	13.3%	4.1%

Net Revenue

The following table contains information regarding our net revenue:

	Nine Months Ended		Percent of Total
	September 30,		Net Revenue
	2009	2008	2009	2008
Product net revenue:
Gamunex IGIV	$618,638	$471,840	54.1%	48.5%
Prolastin A1PI	230,193	235,434	20.1%	24.2%
Albumin	61,280	41,165	5.4%	4.2%
Other	212,766	194,451	18.6%	20.0%
Total product net revenue	1,122,877	942,890	98.2%	96.9%
Other net revenue	20,219	29,990	1.8%	3.1%
Total net revenue	$1,143,096	$972,880	100.0%	100.0%

United States	$764,500	$648,938	66.9%	66.7%
International	378,596	323,942	33.1%	33.3%
Total net revenue	$1,143,096	$972,880	100.0%	100.0%

Our product net revenue was $1,122.9 million and $942.9 million for the nine months ended September 30, 2009 and 2008, respectively, representing an increase of $180.0 million, or 19.1%.  The increase consisted of higher volumes of $139.6 million and improved pricing of $40.4 million, net of foreign exchange losses of $11.7 million.

Our other net revenue, which consists of royalties and licensing fees, milestones, and other third party contract manufacturing revenue, decreased $9.8 million. Our other net revenue for the nine months ended September 30, 2008 included the recognition of $1.9 million of previously deferred revenue as a result of the termination of a licensed technology agreement with an unaffiliated third party and $2.6 million of a previously deferred upfront licensing fee as a result of the completion of a portion of our performance obligations under a licensed technology agreement with an unaffiliated third party.  Our other net revenue for the nine months ended September 30, 2009 was negatively impacted by lower royalties and contract manufacturing revenue as compared to the 2008 period.

The $146.8 million increase in our Gamunex IGIV product net revenue consisted of higher volumes of $116.1 million and improved pricing of $30.7 million, net of foreign exchange losses of $2.5 million.  We experienced higher Gamunex IGIV volumes of $117.0 million in the U.S., Europe, and other international regions, which were partially offset by lower volumes of $0.9 million in Canada.  We experienced improved Gamunex pricing of $33.6 million in the U.S., Canada, and other international regions.  We experienced lower pricing of $2.9 million in Europe, primarily due to $2.5 million of foreign exchange losses.  We continue to experience strong demand for Gamunex IGIV globally, driven primarily by supply availability, growth in our GPO business in the U.S. and geographic expansion.  However, the $116.1 million increase in Gamunex IGIV volumes also reflects pent up demand due to our supply constraints in prior periods.  Accelerated growth resulting from this pent up demand is not likely to continue, which could impact our comparative profitability and margins in future periods.  The industry supply of plasma has increased.  As a result, the supply of IGIV inventory has been increasing throughout the distribution channel from the previous low levels.

The $5.2 million decrease in our Prolastin A1PI product net revenue consisted of lower pricing of $6.6 million, partially offset by higher volumes of $1.4 million.  The decrease in Prolastin A1PI pricing was driven primarily by foreign exchange losses of $8.9 million in Europe and pricing adjustments of $3.0 million in Canada related to a pricing dispute.  These items were partially offset by improved pricing of $5.9 million in the U.S. and Europe, excluding the impact of the foreign exchange losses.  We experienced higher volumes of Prolastin A1PI in the U.S. and Europe due to a net patient increase period over period.  Prolastin A1PI volumes are largely a function of our ability to identify and enroll new patients compared to the number of patients lost due to attrition and competition.  Our ability to grow our European volumes will also depend upon our ability to obtain appropriate reimbursement on a country by country basis.

The $20.1 million increase in our albumin product net revenue consisted of higher volumes of $16.7 million and improved pricing of $3.4 million.  The increase in albumin volume was primarily driven by sales in the U.S. and other international regions (excluding Canada and Europe).  The increase in albumin pricing was primarily driven by favorable pricing in other international regions (excluding Canada and Europe).   For the nine months ended September 30, 2008, our albumin volumes were negatively impacted by a change in production mix to PPF powder from albumin as a result of the settlement of a customer dispute, which occurred during 2007.  This change in production mix resulted in lower quantities of albumin available for sale during the nine months ended September 30, 2008.

Our other product net revenue increased $18.3 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  Our other product net revenue consists primarily of revenue related to the Canadian blood system, where in addition to commercial sales of Gamunex IGIV, we have toll manufacturing contracts with the two national Canadian blood system operators, Canadian Blood Services and Hema Quebec, as well as sales of Koate DVI Factor VIII (human), hyperimmunes, intermediate products, Thrombate III Antithrombin III (human) and PPF powder.

Our other product net revenue was favorably impacted by improved sales of $15.1 million related to intermediate products, such as cryoprecipitate.  Our other product net revenue was also favorably impacted by increased sales of Koate DVI Factor VIII (human) of $13.6 million, as a result of higher volumes and improved pricing in the U.S. and other international regions (excluding Canada and Europe).  Our other product net revenue was negatively impacted by lower PPF powder sales of $7.4 million during the nine months ended September 30, 2009 as compared to the same prior year period.  For the nine months ended September 30, 2008, we experienced higher PPF powder sales as a result of the settlement of a customer dispute, as discussed previously.

We generally experience a favorable revenue and gross margin benefit during the second and third quarters due to higher sales of our hyperimmune therapies for the treatment of exposure to rabies.  Consequently, we expect that revenue and gross margin contribution from these products will decline in the fourth quarter.

We increased prices for several of our products in most of our geographic regions during 2009 as a result of higher costs and generally increasing demand.  Our product net revenue was negatively impacted by $11.7 million, or 1.2%, as a result of unfavorable foreign exchange rate fluctuations in relation to the U.S. dollar during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

As a result of our internal investigation related to potential FCPA violations, we have suspended shipments to affected countries while we put additional safeguards in place.  We have also terminated several consultants and suspended relations with other distributors and consultants in countries under investigation while we gather further facts and implement safeguards.  As a result, we expect that our revenues from affected regions will decline in the short term while we either revise our business relationships or establish new distribution channels in the impacted markets or expand our sales in other international regions. We resumed shipping to several affected countries in the 2009 fourth quarter.

Cost of Goods Sold and Gross Profit

Our gross profit was $479.2 million for the nine months ended September 30, 2009, as compared to $344.5 million for the nine months ended September 30, 2008, representing gross margins of 41.9% and 35.4%, respectively.  Our gross profit is impacted by the volume, pricing, and mix of our product net revenue as discussed above, as well as the related cost of goods sold as discussed below.  The net impact of these items resulted in substantially higher gross margins during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  In general, our gross margins and cost of goods sold are impacted by the volume and pricing of our finished product, our raw material costs, production mix, and cycle times, as well as our production capacities and normal production shut-downs, and the timing and amount of release of finished product.

Our cost of goods sold was $663.9 million, or 58.1% of net revenue, for the nine months ended September 30, 2009, as compared to $628.4 million, or 64.6% of net revenue, for the nine months ended September 30, 2008.  The decrease in cost of goods sold as a percentage of net revenue during the 2009 period was attributable primarily to lower TPR unabsorbed infrastructure and start-up costs of $43.6 million and lower inventory impairment provisions of $12.7 million.  Due to the relatively fixed nature of our factory overhead and certain other production costs, we experienced operating leverage as net revenue increased in the 2009 period.

Unabsorbed TPR infrastructure and start-up costs amounted to $34.1 million and $77.7 million for the nine months ended September 30, 2009 and 2008, respectively, representing approximately 3.0% and 8.0%, respectively, of net revenue.  Our cost of goods sold for the nine months ended September 30, 2009 benefited from lower unabsorbed TPR infrastructure and start-up costs, which resulted from higher plasma volumes collected at our plasma collection centers and improved center labor efficiencies as well as lower support costs.  Unabsorbed TPR infrastructure and start-up costs during the nine months ended September 30, 2008 were negatively impacted by costs associated with the expansion of our plasma collection center platform and the costs associated with remediation efforts in certain plasma collection centers.

Our inventory impairment provisions, net of recoveries, decreased $12.7 million during the nine months ended September 30, 2009, as compared to the same prior year period.  During the nine months ended September 30, 2008, we recorded an inventory impairment provision of $23.3 million due to the plasma center cGMP issue described in the section titled, “—Matters Affecting Comparability—Plasma Center cGMP Issue,” for which we recovered $1.1 million and $14.1 million during the nine months ended September 30, 2009 and 2008, respectively.  Our inventory impairment provisions for the nine months ended September 30, 2008 also included $2.6 million related to a customer dispute that was settled in 2007, for which we recovered $0.9 million during 2009.  During 2009, we experienced a delay in the restart of our manufacturing facility located in Melville, New York, following a scheduled maintenance shutdown, which resulted in an inventory impairment provision of $3.4 million.

The beneficial effects of the foregoing were offset by higher costs of production and costs associated with the increase in production volumes, which aggregate $91.8 million.  In addition, our acquisition cost of plasma per liter, excluding the impact of TPR unabsorbed infrastructure and start-up costs, increased 1.9% during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  Due to our long manufacturing cycle times, which range from 100 days to in excess of 400 days, the cost of plasma is not expensed through cost of goods sold until a significant period of time subsequent to its acquisition.

Operating Expenses

Our SG&A was $213.9 million and $159.0 million for the nine months ended September 30, 2009 and 2008, respectively, representing an increase of $54.9 million, or 34.5%.  As a percentage of net revenue, SG&A was 18.7% and 16.3% for the nine months ended September 30, 2009 and 2008, respectively.  We recorded a non-cash charge of $11.8 million during the nine months ended September 30, 2009 as a result of the acceleration of the vesting of certain of our Chairman and Chief Executive Officer’s stock options as discussed further in “—Matters Affecting Comparability—Share-Based Compensation Awards.”  As compared to the 2008 period, our SG&A for the nine months ended September 30, 2009 includes higher costs of $8.6 million related to our terminated merger agreement with CSL, of which $4.5 million were costs associated with the regulatory review process and $4.1 million were retention expenses, as discussed further in “—Matters Affecting Comparability—Definitive Merger Agreement with CSL Limited (CSL).”  Our SG&A for the nine months ended September 30, 2009 was negatively impacted by $6.3 million of legal costs associated with our internal investigation into potential violations of the FCPA as discussed further in “—Matters Affecting Comparability—Foreign Corrupt Practices Act.”  We experienced higher sales and marketing expenses during the 2009 period as a result of costs associated with our Gamunex CIDP indication, Prolastin patient identification, as well as support for other products.  We also experienced higher donations of $7.3 million during the nine months ended September 30, 2009 as compared to the prior year period.  Our SG&A benefited by $3.0 million as a result of favorable euro/dollar exchange rates during the 2009 period as compared to the prior year period.  In order to pursue our strategy of expanding market share and growing revenues, we began a significant expansion in the size of our U.S. sales force in the third quarter of 2009.  We expect the sales force expansion to result in an annual increase in SG&A of approximately $10 million.

Our R&D was $51.7 million for the nine months ended September 30, 2009 as compared to $48.2 million for the nine months ended September 30, 2008, representing an increase of $3.5 million, or 7.2%.  As a percentage of net revenue, R&D was 4.5% and 5.0%, for the nine months ended September 30, 2009 and 2008, respectively.  We anticipate that R&D expenses will increase in subsequent periods primarily as a result of increased Plasmin clinical trials related to acute peripheral arterial occlusion and ischemic stroke.

Other Non-Operating Income (Expense), Net

Our other non-operating income (expense), net, includes interest expense related to our First and Second Lien Term Loans and Revolving Credit Facility, which amounted to $45.8 million and $65.5 million for the nine months ended September 30, 2009 and 2008, respectively. Our weighted average interest rates on our outstanding debt, excluding amortization of deferred debt issuance costs, were 5.3% and 7.4% for the nine months ended September 30, 2009 and 2008, respectively, which resulted in a lower cost of borrowing during the 2009 period.  The benefit of the lower cost of borrowings during 2009 was partially mitigated by higher interest expense of $6.1 million related to our interest rate swaps as compared to 2008, as a result of falling three-month LIBOR as compared to our fixed swap rates.  Our other non-operating income, net, for the nine months ended September 30, 2009 also includes $75.0 million related to the merger termination fee as discussed in the section titled, “—Matters Affecting Comparability—Definitive Merger Agreement with CSL Limited (CSL).”

See the section titled “— Subsequent Events” for additional information regarding our IPO and refinancing transactions subsequent to September 30, 2009.

Income Taxes

Our income tax expense was $74.9 million and $25.3 million for the nine months ended September 30, 2009 and 2008, respectively, resulting in effective income tax rates of 32.9% and 39.0%, respectively.

For the nine months ended September 30, 2009, our effective income tax rate is lower than the U.S. statutory Federal income tax rate primarily due to Federal Research and Experimentation and Orphan Drug clinical testing credits for qualifying expenditures and the deduction of previously capitalized transaction costs related to our terminated merger agreement with CSL.

For the nine months ended September 30, 2008, our effective income tax rate is higher than the U.S. statutory Federal income tax rate, primarily due to state tax expense, net of Federal benefit.  In addition, during April 2008, 862,432 shares of restricted stock issued to employees and directors vested.  As a result of a decline in the fair value of our common stock price, we recognized a tax deduction on the vesting date which was less than the previously deferred taxes, resulting in higher tax expense during the nine months ended September 30, 2008.

At September 30, 2009, our total gross unrecognized tax benefits were approximately $12.6 million, of which approximately $9.2 million would reduce our effective income tax rate if recognized.

We have not provided for U.S. Federal income and foreign withholding taxes on our non-U.S. subsidiaries’ cumulative undistributed earnings of approximately $10.7 million as of September 30, 2009 as such earnings are intended to be reinvested outside of the U.S. indefinitely.  It is not practical to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted, and foreign tax credits would be available to reduce or eliminate the resulting U.S. income tax liability.

We anticipate that lower taxable income during the fourth quarter of 2009 as a result of fees related to the issuance of our 7.75% Notes and the amendment to our Revolving Credit Facility, as well as charges associated with the termination of our First and Second Lien Term Loans and interest rate swap contracts, will have a significant impact on the fourth quarter effective tax rate as compared to the prior quarters, although the overall effective income tax rate for the year should remain within the 32% to 33% range for 2009.

Net Income

Our net income was $152.5 million and $39.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Our net income for the nine months ended September 30, 2009, reflects the impact of the CSL merger termination fee of $75.0 million, net of $26.2 million income tax effect.  The significant factors and events contributing to the change in our net income are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, our cash and cash equivalents totaled $32.9 million.  Under the terms of our Revolving Credit Facility, U.S. available cash balances are swept daily from our lockbox directly to the administrative agent for the lending syndicate.  At September 30, 2009, we had total outstanding indebtedness of $1.1 billion and available unused borrowing capacity of $255.3 million under our Revolving Credit Facility.

Although we believe that our capital spending in 2008 is more indicative of our annual capital spending, we anticipate significantly higher capital spending over the next five years.  We expect that our capital spending over the next five years to be approximately $750 million on a cumulative basis, substantially higher than it has been in the past.  Given the nature of our planned capital projects, we anticipate our capital spending to increase to a peak of $220 million in 2011.  Although some of the anticipated capital spending will be necessary to support our future volume growth, particularly with the anticipation that we will reach our fractionation capacity in 2013, new product introductions and strategic initiatives, a significant amount of incremental capital spending over historic capital spending rates will be required in order to ensure ongoing compliance with cGMP and regulatory requirements.    The amount and timing of future capital spending is dependent upon a number of factors, including market conditions, regulatory requirements, and the extent and timing of particular projects including, among other things, the design and construction of a new, higher-capacity fractionation facility, which we currently estimate will cost approximately $280 million and anticipate will be operational by 2015; construction of a new multi-purpose facility for Plasmin and Koate, which we currently estimate will cost approximately $120 million; the expansion of albumin capacity, which we currently estimate will cost around $40 million; and projects to support continued new product development among others.  On an ongoing basis, we expect to evaluate means to moderate our capital spending, including implementing projects in phases, exploring government subsidies, exploring strategic partnerships, and the like.  We may need to incur future debt or issue additional equity if our cash flows and capital resources are insufficient to finance these various activities, in particular in light of the scheduled maturity of our Revolving Credit Facility in 2011.  Additional funds may not be available on terms favorable to us, or at all.   Our planned capital program also includes projects to increase our fractionation capacities.  As a result of our anticipated capacity constraints, we plan to build our Gamunex IGIV inventories, which will increase our working capital requirements.  The first phase of our Factor VIII purification expansion project, as well as reliability improvements, has been completed.  In addition, we have completed construction of our new ATIII purification facility as well as our new Prolastin-C purification facility.  Capital expenditures for these facilities were approximately $28 million and $26 million, respectively, through September 30, 2009.

On October 6, 2009, we completed our IPO, which resulted in net primary proceeds to us of $519.7 million.  We used the net primary proceeds to us to repay $389.8 million and $129.9 million of principal under our First and Second Lien Term Loans, respectively.

On October 15, 2009, we entered into an amendment of certain provisions of our Revolving Credit Facility dated as of October 12, 2009.  Further, on October 21, 2009, we completed the issuance of our 7.75% Notes in a private placement to certain qualified institutional buyers.  We used the net proceeds to us of $583.9 million to repay principal and interest under our First and Second Lien Term Loans of $295.5 million and $204.1 million, respectively, which were subsequently terminated, $55.6 million to repay principal under our Revolving Credit Facility, as amended, and $28.7 million to settle and terminate certain interest rate swap contracts with a notional amount of $390.0 million.

Additional information regarding our IPO and refinancing transactions is included in the section titled “—Subsequent Events.”

Cash Flow Analysis

During the nine months ended September 30, 2009, we generated cash from operating activities of $198.7 million.  We reduced our outstanding borrowings under our First Lien Term Loan and revolving credit facility by $117.3 million, while investing $36.3 million and $25.5 million in capital projects and the acquisitions of ten plasma collection centers from IBR, respectively.  The following table and subsequent discussion and analysis contain additional information regarding our cash flows.

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$152,517	$39,593
Non-cash items	79,857	44,368
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(33,650)	(86,490)
Net cash provided by (used in) operating activities	$198,724	$(2,529)

Investing activities:
Purchases of property, plant, and equipment	$(36,291)	$(65,994)
Financing arrangements with third party suppliers, net of repayments	402	(6,587)
Business acquisitions, net of cash acquired	(25,510)	(5,792)
Advance of purchase price for plasma collection centers	(1,603)	(2,534)
Other	232	260
Net cash used in investing activities	$(62,770)	$(80,647)

Financing activities:
(Repayments) borrowings under Revolving Credit Facility	$(112,097)	$67,930
Repayments of borrowings under term loan	(5,250)	(5,250)
Repurchases of common stock	(4,132)	(36,076)
Other	1,030	(1,114)
Net cash (used in) provided by financing activities	$(120,449)	$25,490

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $198.7 million for the nine months ended September 30, 2009 as compared to net cash used in operating activities of $2.5 million for the nine months ended September 30, 2008.  Our cash flows generated from operating activities for the nine months ended September 30, 2009 benefited from the $75.0 million (approximately $48.8 million after tax effect) payment we received from CSL as a result of the termination of the definitive merger agreement.

Our non-cash items were $79.9 million and $44.4 million for the nine months ended September 30, 2009 and 2008, respectively.  The $35.5 million increase in our non-cash items, as compared to the prior year period, was predominantly driven by an increase of $7.2 million of depreciation and amortization expense as a result of our cumulative capital investments and $11.5 million of share-based compensation expense primarily as a result of the acceleration of the vesting of certain of our Chairman and Chief Executive Officer’s stock options.  Our non-cash items were also positively impacted by a decrease in our deferred tax assets of $8.4 million during the 2009 period as compared to an increase in our deferred tax assets of $4.5 million during the 2008 period.  Our non-cash items for the nine months ended September 30, 2008 reflect the recognition of $4.7 million of previously deferred revenue, of which $1.9 million related to the termination of a licensed technology agreement with an unaffiliated third party and $2.6 million related to the completion of a portion of our performance obligations under a licensed technology agreement with an unaffiliated third party.

Our operating assets (excluding the effects of business acquisitions), net, increased $33.7 million and $86.5 million for the nine months ended September 30, 2009 and 2008, respectively, and were driven by the following items.

•                  Our accounts receivable, net, increased $17.3 million during the nine months ended September 30, 2009 as compared to a decrease of $5.0 million during the nine months ended September 30, 2008.  Accounts receivable, net, balances are influenced by the timing of net revenue and customer collections.  Our days sales outstanding (DSO) were 38 days and 31 days at September 30, 2009 and 2008, respectively.  Our international sales terms can range from 30 to 90 days due to industry and national practices outside of the U.S., which can impact our DSO results.  We calculate DSO as our period end accounts receivable, net, divided by our prior three months’ net sales, multiplied by 90 days.  Our calculation of DSO may not be consistent with similar calculations performed by other companies.

•                  Our inventories increased $52.1 million and $92.7 million during the nine months ended September 30, 2009 and 2008, respectively.  Our inventories fluctuate based upon our plasma collections, production mix and cycle times, production capacities, normal production shut-downs, finished product releases, targeted safety stock levels, and demand for our products.  Our biological manufacturing processes result in relatively long inventory cycle times ranging from 100 days to in excess of 400 days in addition to a required 60 day pre-production holding period for plasma.  Specialty plasma, due to its nature, can often have cycle times in excess of one year.  Consequently, we have significant investment in raw material and work-in-process inventories for extended periods, and correspondingly, lower levels of finished goods inventories on hand.  Our inventories for the 2008 period were also impacted by the repurchase of $28.6 million of inventories from a Bayer affiliate in Germany, where we terminated our distribution agreement.

•                  Our prepaid expenses and other assets decreased $16.8 million for the nine months ended September 30, 2009 as compared to an increase of $4.5 million for the nine months ended September 30, 2008.  The decrease in our prepaid expenses and other assets for the nine months ended September 30, 2009 resulted primarily from a decrease in prepaid plasma and related testing fees of $10.6 million and prepaid income taxes of $8.2 million.

•                  Our operating liabilities increased $19.0 million and $5.8 million for the nine months ended September 30, 2009 and 2008, respectively.  Our liabilities fluctuate as a result of our cash management strategies and the varying due dates of accounts payable, accrued expenses, and other liabilities. The increase in our liabilities during the nine months ended September 30, 2009 resulted primarily from an increase in accounts payable obligations of $4.8 million; higher Medicaid, commercial rebates, and chargebacks of $10.7 million; and higher taxes payable of $7.9 million.  These items were partially offset by a reduction in the recorded amount of our interest rate swaps and caps of $9.3 million.

Cash Flows from Investing Activities

Our capital expenditures were $36.3 million and $66.0 million for the nine months ended September 30, 2009 and 2008, respectively.  Our capital expenditures reflect investments in our facilities to support a platform for future growth and efficiency improvements, including compliance enhancements, general infrastructure upgrades, capacity expansions, and new facilities.  Our capital expenditures also reflect investment in our TPR infrastructure to support our plasma collection efforts.  Our capital expenditures during the nine months ended September 30, 2009 reflect significantly lower spending related to our TPR infrastructure as compared to the prior year period as a result of the maturation of our plasma collection platform, as well as the completion of several projects.

Our cash flows used in investing activities also include various cash outflows for the development of our plasma collection center platform, including the purchase price of plasma collection centers acquired from IBR and loans and advances made to third-party plasma suppliers, net of repayments, for the development of plasma collection centers which will be used to source plasma for us, and which we have the option to purchase under certain conditions.  We completed the acquisitions of ten centers from IBR during the nine months ended September 30, 2009, as compared to one center during the 2008 period.

Cash Flows from Financing Activities

Our net cash (used in) provided by financing activities consists primarily of (repayments) borrowings under our Revolving Credit Facility, repayments of principal under our First Lien Term Loan, and repurchases of our common stock.

During the nine months ended September 30, 2009, we reduced the outstanding balance under our Revolving Credit Facility by $112.1 million, primarily from the application of the $75.0 million payment received from CSL, as well as from the cash flows generated from our operating activities.  During the nine months ended September 30, 2008, the outstanding balance under our Revolving Credit Facility increased by $67.9 million, primarily as a result of inventory build in anticipation of a planned shutdown at our Clayton, North Carolina, manufacturing facility, increased collections at TPR, and higher capital spending.  During both periods, we made principal reduction payments of $5.3 million under our First Lien Term Loan.

During the nine months ended September 30, 2009 and 2008, we repurchased 248,512 and 67,336 shares of our common stock, respectively, from employees for $4.1 million and $0.7 million, respectively, to settle their withholding tax obligations upon vesting of restricted stock.  During the nine months ended September 30, 2008, we also repurchased 2,146,232 shares of our common stock from IBR for $35.4 million at a put value of $15.61 per share plus accrued charges.

Off Balance Sheet Arrangements

As of September 30, 2009, we do not have any off-balance sheet arrangements that are material or reasonably likely to be material to our consolidated financial position or results of operations.

Related Party Transactions

We consider Cerberus, Ampersand, and Centric to be related parties during the periods presented.  Additional information regarding transactions with our related parties is included in Note 9, “Related Party Transactions,” included elsewhere in this Quarterly Report.

NON-GAAP FINANCIAL MEASURE

We believe that a meaningful analysis of our historical operating performance is enhanced by the use of adjusted EBITDA.  Adjusted EBITDA is a financial measure that is not defined by accounting principles generally accepted in the U.S. (U.S. GAAP).  A non-GAAP financial measure is a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in a comparable measure calculated and presented in accordance with U.S. GAAP in the statement of operations, such as net income, or the statement of cash flows, such as operating cash flow; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.  Adjusted EBITDA should not be considered a substitute for any performance measure determined in accordance with U.S. GAAP.   We do not rely solely on adjusted EBITDA as a performance measure and also consider our U.S. GAAP results.  Because adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to similarly titled measures used by other companies.  To properly and prudently evaluate our business, we encourage you to also review the U.S. GAAP financial statements included elsewhere in this Quarterly Report, and not to rely on any single financial measure to evaluate our business. Adjusted EBITDA has material limitations as an analytical tool and you should not consider this measure in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.  Additional information regarding our use of adjusted EBITDA is included in our prospectus filed pursuant to Rule 424(b) on October 1, 2009.

In the following table, we have presented a reconciliation of EBITDA and adjusted EBITDA to the most comparable U.S. GAAP measure, net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$35,810	$20,554	$152,517	$39,593
Interest expense, net (a)	19,587	24,382	61,445	73,027
Income tax provision (b)	14,125	12,147	74,914	25,284
Depreciation and amortization (c)	7,482	5,621	21,403	14,166
EBITDA	77,004	62,704	310,279	152,070
Management fees (d)	1,958	1,752	5,715	4,864
Non-cash stock option expense (e)	16,777	7,666	31,486	20,042
Non-cash restricted stock expense (e)	2,677	2,765	8,139	8,056
Special recognition bonus expense (f)	1,489	1,617	4,852	5,020
Equity in earnings of affiliate (g)	(112)	(97)	(296)	(247)
Loss on sales of equipment (h)	10	928	879	804
Asset impairment charges, net of recoveries (i)	198	(11,424)	(133)	9,439
Retention bonus awards (j)	1,573	1,726	8,310	1,726
Other (k)	918	913	1,157	602
Adjusted EBITDA (l)	$102,492	$68,550	$370,388	$202,376

(a)          Represents interest expense associated with our debt structure.  During the periods presented, our capital structure consisted of a $1.355 billion credit facility, of which approximately $1.1 billion was outstanding at September 30, 2009.

(b)         Represents our income tax expense as presented on our consolidated income statements.

(c)          Represents depreciation and amortization associated with our property, plant, and equipment, and all other intangible assets.

(d)         Represents the advisory fees paid to Talecris Holdings, LLC, under the Management Agreement, as amended.  This agreement was terminated in connection with our initial public offering.

(e)          Represents our non-cash equity compensation expense associated with stock options and restricted stock.

(f)            Represents compensation expense associated with special recognition bonus awards granted to certain of our employees and senior executives.  These awards were granted to reward past performance and were provided to these individuals in recognition of the extraordinary value realized by us and our stockholders due to the efforts of such individuals since inception of our operating activities on April 1, 2005.  While the awards included deferred distributions for employee retention, we do not anticipate granting similar awards in the future.

(g)         Represents non-operating income associated with our investment in Centric Health Resources, Inc., which we believe are not part of our core operations.

(h)         Represents net losses on sales of equipment, which we believe are not part of our core operations.

(i)             For the nine months ended September 30, 2008, represents an inventory impairment charge, net of recoveries, of $9.2 million, due to deviations from our standard operating procedures and cGMP at one of our plasma collection centers, as well as approximately $0.2 million of other impairment charges related to certain equipment.  Asset impairment charges, net of recoveries includes $11.4 million, $0.4 million, and $1.1 million of recoveries related to this issue for the three months ended September 30, 2008 and the three and nine months ended September 30, 2009, respectively.  Other asset impairment charges totaled $0.6 million and $1.0 million for the three and nine months ended September 30, 2009, respectively. Additional information regarding the plasma center cGMP issue is included in “—Matters Affecting Comparability—Plasma Center cGMP Issue.”

(j)             Represents merger related retention expense and other bonuses related to our terminated merger agreement with CSL.  Additional information regarding the terminated merger agreement with CSL is included in “—Matters Affecting Comparability—Definitive Merger Agreement with CSL Limited (CSL).

(k)          Represents $0.9 million of costs related to the IPO that was discontinued during 2008 for the three and nine months ended September 30, 2008, partially offset by an insurance recovery of $0.3 million for the nine months ended September 30, 2008.  Represents $0.9 million and $1.2 million of costs related to our IPO for the three and nine months ended September 30, 2009, respectively.

(l)             Our adjusted EBITDA for the nine months ended September 30, 2009 includes a $75.0 million merger termination fee received from CSL as a result of the termination of the definitive merger agreement.  In addition, we incurred legal and other costs associated with the regulatory review process of our terminated merger agreement with CSL of $6.0 million for the nine months ended September 30, 2009 and $0.7 million and $1.5 million for the three and nine months ended September 30, 2008, respectively.  This termination fee and these expenses are not permitted as adjustments to our adjusted EBITDA as defined in our credit facilities at September 30, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities.  Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events.

A detailed description of our critical accounting policies is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus. There have been no material changes to our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS APPLICABLE TO OUR COMPANY

A description of recent accounting pronouncements applicable to our company is included in Note 2, “Summary of Significant Accounting Policies,” located elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2009, we had cash and cash equivalents of $32.9 million.  Under the terms of our Revolving Credit Facility, U.S. available cash balances are swept daily from our springing lockbox directly to the administrative agent for the lending syndicate.  Because our cash and cash equivalents are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the carrying value of our cash and cash equivalents.  We actively monitor changes in interest rates.

Interest Rate Risk

We are exposed to interest rate risk through our floating rate debt instruments.  At September 30, 2009, our indebtedness totaled $1.1 billion, all of which exposed us to floating interest rates.  Based upon the average floating rate debt levels outstanding during the three and nine months ended September 30, 2009 which were not covered by our interest rate swaps and caps, a 100 basis point increase in interest rates would have impacted our interest expense, net, by approximately $1.2 million and $3.9 million, respectively.

As part of our overall financial risk management policy and as required under the terms of our First and Second Lien Term Loans, we have entered into interest rate protection agreements consisting of interest rate swaps and caps which are intended to convert variable interest rates to fixed interest rates on a portion of our long-term indebtedness.  At September 30, 2009, we had four variable-to-fixed interest rate swaps outstanding in the aggregate notional principal amount of $440.0 million, which mature on various dates through February 13, 2013.  At September 30, 2009, we also had two interest rate caps outstanding in the aggregate notional principal amount of $175.0 million, which mature on February 14, 2010.  We do not use derivative financial instruments for speculative or trading purposes.

On October 6, 2009, we completed our IPO, which resulted in net primary proceeds to us of $519.7 million.  We used the net primary proceeds to us to repay $389.8 million and $129.9 million of principal under our First and Second Lien Term Loans, respectively.

On October 15, 2009, we entered into an amendment of certain provisions of our Revolving Credit Facility.  Further, on October 21, 2009, we completed the issuance of our 7.75% Notes in a private offering to qualified institutional buyers under SEC Rule 144A.  We used the net proceeds to us of $583.9 million to repay principal and interest under our First and Second Lien Term Loans of $295.5 million and $204.1 million, respectively, which were subsequently terminated, $55.6 million to repay principal under our Revolving Credit Facility, as amended, and $28.7 million to settle and terminate certain interest rate swap contracts with a notional amount of $390.0 million.  We intend to settle and terminate the remaining interest rate swap contract with a notional amount of $50 million during the 2009 fourth quarter.

Additional information regarding our IPO and refinancing transactions is included in the section titled “—Subsequent Events.”

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies.  As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar.  Our foreign currency exposures are primarily limited to the Canadian dollar and the euro.  We translate the financial statements of international subsidiaries to their U.S. dollar equivalents at end-of-period currency exchange rates for assets and liabilities and at average currency exchange rates for revenue and expenses.  We record these translation adjustments as a component of other comprehensive income (loss) within stockholders’ deficit.  We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency as incurred in our consolidated income statements.  We incurred transaction gains, net, of $3.1 million and $3.3 million for the three and nine months ended September 30, 2009, respectively.

Since we operate internationally and approximately 32.4% and 33.1% of our net revenue for the three and nine months ended September 30, 2009, respectively, were generated outside of the United States, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows, and competitive position.  Our product net revenue was negatively impacted by $1.8 million, or 0.5%, and $11.7 million, or 1.2%, as a result of foreign currency exchange rate fluctuations in relation to the U.S. dollar during the three and nine months ended September 30, 2009, respectively.

For the purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared with the Canadian dollar and euro for the three and nine months ended September 30, 2009.  Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $3.6 million and $10.2 million for the three and nine months ended September 30, 2009, respectively.  There would have been minimal impact to our transaction gains for both 2009 periods.  To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we could incur unanticipated translation gains and losses.

Commodity Risk

Plasma is the key raw material used in the production of our products, which has historically accounted for more than half of our cost of goods sold.    At October 31, 2009, our plasma collection center platform consisted of 71 operating centers, of which 66 were licensed and 5 were unlicensed.  These centers collected approximately 61% of our plasma during the nine months ended September 30, 2009.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% increase in the cost of plasma used to produce the products sold during the three and nine months ended September 30, 2009.  Assuming this 10% increase in the cost of plasma, our cost of goods sold would have increased by $11.2 million and $33.1 million for the three and nine months ended September 30, 2009, respectively, and our gross margin would have been negatively impacted by 284 basis points and 289 basis points for the three and nine months ended September 30, 2009, respectively.  This sensitivity analysis assumes that we would not be able to pass the hypothetical cost increase to our customers in the form of pricing increases.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods is specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings previously disclosed in our prospectus filed pursuant to Rule 424(b) on October 1, 2009.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors included under the caption “Risk Factors” in our prospectus filed pursuant to Rule 424(b) on October 1, 2009.  There have been no material changes to the risk factors previously disclosed in our prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On September 30, 2009, we issued options to purchase 597,713 shares of common stock to employees with an exercise price of $19.00 per share.  These options vest in three equal installments over a three-year period.

On September 30, 2009, we issued 483,100 restricted stock units to employees.  These restricted stock units vest in three equal installments over a three-year period.

The issuance of securities described above are exempt from registration under the Securities Act of 1933 in reliance on Rule 701 of the Securities Act pursuant to compensatory benefit plans approved by our board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from Public Offering of Common Stock

On September 30, 2009, our Registration Statement on Form S-1 (File Nos. 333-144941 and 333-162247) was declared effective for our initial public offering of common stock, par value $0.01 per share, pursuant to which we registered the offering and sale of $1.064 billion of common stock.  On October 6, 2009, the offering closed.  The aggregate gross offering primary proceeds to us and the selling stockholder were $550.0 million and $400.0 million, respectively.  In addition, the selling stockholder granted the underwriters an over-allotment option to purchase an additional 6,000,000 shares at the initial public offering price, which was exercised in full.  The aggregate offering price of all common stock sold was $1.064 billion.  Morgan Stanley, Goldman, Sachs & Co., Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. acted as joint book-runners and Wells Fargo Securities, LLC, Barclays Capital Inc. and UBS Investment Bank acted as co-managers.

As a result of this offering, we received net primary proceeds of approximately $519.7 million, after deducting underwriting discounts and commissions of $30.3 million.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate.  We used the net primary proceeds to us to repay $389.8 million and $129.9 million of amounts owed under our First and Second Lien Term Loans, respectively.  We incurred approximately $5.0 million of legal and other offering expenses in connection with this offering, which will be funded from borrowings under our Revolving Credit Facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 8, 2009, acting pursuant to a written consent, holders of securities representing approximately 97% of the voting power of the company and all of the outstanding shares of series A and series B preferred stock took the following actions:

•                  The shareholders approved the filing of an Amended and Restated Certificate of Incorporation with the Secretary of State for the State of Delaware.

•                  The shareholders elected directors and apportioned them among several classes as follows:  Class I consisting of Stuart A.

Auerbach, Paul N. Clark and Kenneth J. Martin with a term expiring at the annual meeting of stockholders held in 2010; Class II consisting of W. Brett Ingersoll, Lawrence D. Stern and Ruedi E. Waeger with a term expiring at the annual meeting of stockholders held in 2011; and Class III consisting of Richard A. Charpie, James T. Lenehan and Steven F. Mayer with a term expiring at the annual meeting of stockholders held in 2012.

•                  The shareholders approved the Company’s 2009 Long-Term Incentive Plan, the forms of award agreements and the filing of registration statements to register securities issued thereunder.

On September 8, 2009, acting pursuant to a written consent, the holder of all of the shares of the Company’s series A preferred stock and series B preferred stock approved the filing of an Amended Series A Designation Certificate and an Amended Series B Designation Certificate.  All outstanding shares of the Company’s series A and B preferred stock were converted into common stock in connection with the Company’s initial public offering.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Talecris Biotherapeutics Holdings Corp. (incorporated by reference to Exhibit 3.1 of Amendment No. 9 to Form S-1 (Registration No. 333-144941) filed on September 11, 2009)

3.2	Amended and Restated By-Laws of Talecris Biotherapeutics Holdings Corp. (incorporated by reference to Exhibit 3.2 of Amendment No. 8 to Form S-1 (Registration No. 333-144941) filed on August 19, 2009)

4.1

Form of Certificate of Talecris Biotherapeutics Holdings Corp. common stock (incorporated by reference to Exhibit 3.2 of Amendment No. 11 to Form S-1 (Registration No. 333-144941) filed on September 25, 2009)

10.1

Second Amendment to Management Agreement, dated August 17, 2009, by and between Cerberus-Plasma Holdings LLC, Ampersand 2001 Limited Partnership, Talecris Biotherapeutics Holdings Corp., and Talecris Biotherapeutics, Inc. (incorporated by reference to Exhibit 10.27.3 of Amendment No. 9 to Form S-1 (Registration No. 333-144941) filed on September 11, 2009)

10.2

First Amendment to Stockholders’ Agreement, dated August 17, 2009, by and among Talecris Biotherapeutics Holdings Corp. and Talecris Holdings, LLC (incorporated by reference to Exhibit 10.15.2 of Amendment No. 9 to Form S-1 (Registration No. 333-144941) filed on September 11, 2009

10.3

Talecris Biotherapeutics Holdings Corp. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 9 to Form S-1 (Registration No. 333-144941) filed on September 11, 2009)

10.4

Form of Stock Option Award Agreement under the 2009 Long-Term Incentive Plan of Talecris Biotherapeutics Holdings Corp. (incorporated by reference to Exhibit 10.7.2 of Amendment No. 11 to Form S-1 (Registration No. 333-144941) filed on September 28, 2009)

10.5

Form of Restricted Share Unit Award Agreement under the 2009 Long-Term Incentive Plan of Talecris Biotherapeutics Holdings Corp. (incorporated by reference to Exhibit 10.7.3 of Amendment No. 11 to Form S-1 (Registration No. 333-144941) filed on September 25, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Talecris Biotherapeutics Holdings Corp.

Dated: November 9, 2009

/s/ Lawrence D. Stern
Lawrence D. Stern
Chairman and Chief Executive Officer

Dated: November 9, 2009

/s/ John M. Hanson
John M. Hanson
Executive Vice President and Chief Financial Officer