Form 10-Q
period 2010-03-31
Talecris Biotherapeutics Holdings Corp.
filed 2010-04-28
CIK 1405197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes ☐ No ☐

*The registrant has not yet been phased into the interactive data requirements.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 122,875,752 shares of Common Stock, $0.01 par value, as of April 26, 2010

Talecris Biotherapeutics Holdings Corp.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Talecris Biotherapeutics Holdings Corp.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$80,265	$65,239
Accounts receivable, net of allowances of $3,352 and $3,461, respectively	167,808	136,978
Inventories	647,170	644,054
Deferred income taxes	88,652	88,652
Prepaid expenses and other	22,592	31,466
Total current assets	1,006,487	966,389

Property, plant, and equipment, net	276,728	267,199
Investment in affiliate	2,082	1,935
Intangible assets, net	10,880	10,880
Goodwill	172,860	172,860
Deferred income taxes	2,964	5,848
Other	18,711	19,894
Total assets	$1,490,712	$1,445,005

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$58,660	$71,046
Accrued expenses and other liabilities	174,147	170,533
Current portion of capital lease obligations	764	740
Total current liabilities	233,571	242,319

Long-term debt and capital lease obligations	605,211	605,267
Other	14,900	15,265
Total liabilities	853,682	862,851

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 122,614,294 and 122,173,274 shares issued and outstanding, respectively	1,223	1,212
Additional paid-in capital	777,108	767,032
Accumulated deficit	(141,107)	(186,446)
Accumulated other comprehensive (loss) income, net of tax	(194)	356
Total stockholders’ equity	637,030	582,154
Total liabilities and stockholders’ equity	$1,490,712	$1,445,005

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Consolidated Income Statements

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net revenue:
Product	$374,615	$364,863
Other	6,346	6,932
Total	380,961	371,795
Cost of goods sold	217,351	209,201
Gross profit	163,610	162,594
Operating expenses:
Selling, general, and administrative	67,620	72,422
Research and development	16,271	16,541
Total	83,891	88,963
Income from operations	79,719	73,631
Other non-operating (expense) income:
Interest expense, net	(11,263)	(21,345)
Equity in earnings of affiliate	147	89
Total	(11,116)	(21,256)
Income before income taxes	68,603	52,375
Provision for income taxes	(23,264)	(18,940)
Net income	45,339	33,435
Less dividends to preferred stockholders	—	(3,818)
Net income available to common stockholders	$45,339	$29,617

Net income per common share:

Basic	$0.37	$25.09

Diluted	$0.35	$0.36

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$45,339	$33,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,051	6,744
Amortization of deferred loan fees and debt discount	1,055	941
Share-based compensation expense	7,227	11,062
Provision for doubtful receivables and advances	416	449
Recognition of previously deferred revenue	(52)	(56)
Amortization of deferred compensation	1,506	1,656
Equity in earnings of affiliate	(147)	(89)
Asset impairment	—	79
Loss on disposal of property, plant, and equipment	50	266
Decrease in deferred tax assets	2,884	901
Excess tax benefits from share-based payment arrangements	(4,590)	(1,437)
Changes in assets and liabilities, excluding the effects of business acquisitions
Accounts receivable	(31,252)	5,053
Inventories	(3,136)	(6,452)
Prepaid expenses and other assets	7,814	11,594
Accounts payable	(12,386)	(9,902)
Accrued expenses and other liabilities	(3,734)	(17,924)
Interest payable	11,625	(1,528)
Net cash provided by operating activities	30,670	34,792

Cash flows from investing activities:
Purchase of property, plant, and equipment	(17,690)	(8,131)
Business acquisitions, net of cash acquired	—	(7,512)
Financing arrangements with third party suppliers, net of repayments	174	(4)
Net proceeds from disposals of property, plant, and equipment	—	7
Net cash used in investing activities	(17,516)	(15,640)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	212	357,837
Repayments of borrowings under Revolving Credit Facility	(212)	(376,717)
Repayments of borrowings under term loan	—	(1,750)
Financing transaction costs	(78)	—
Repayments of capital lease obligations	(176)	(113)
Proceeds from exercises of stock options	2,937	—
Repurchases of common stock from employees	(4,917)	(3,902)
Excess tax benefits from share-based payment arrangements	4,590	1,437
Net cash provided by (used in) financing activities	2,356	(23,208)
Effect of exchange rate changes on cash and cash equivalents	(484)	(324)
Net increase (decrease) in cash and cash equivalents	15,026	(4,380)
Cash and cash equivalents at beginning of period	65,239	16,979
Cash and cash equivalents at end of period	$80,265	$12,599

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Notes to Unaudited Consolidated Financial Statements

1.                   Description of Business

We are a biopharmaceutical company that researches, develops, manufactures, markets, and sells protein-based therapies that extend and enhance the lives of individuals who suffer from chronic and acute, often life-threatening, conditions, such as primary immune deficiencies, chronic inflammatory demyelinating polyneuropathy (CIDP), alpha-1 antitrypsin deficiency, bleeding disorders, infectious diseases, and severe trauma.  Our primary products have orphan drug designation to serve populations with rare, chronic diseases. Our products are derived from human plasma, the liquid component of blood, which is sourced from our plasma collection centers or purchased from third parties, located in the United States. Plasma contains many therapeutic proteins, which we extract through the process of fractionation at our Clayton, North Carolina and Melville, New York facilities. The fractionated intermediates are then purified, formulated into final bulk, and aseptically filled into final containers for distribution. We also sell the fractionated intermediate materials.

The majority of our sales are concentrated in two key therapeutic areas of the plasma business: Immunology/Neurology, through our intravenous immune globulin (IGIV) product for the treatment of primary immune deficiency and autoimmune diseases, as well as CIDP, and Pulmonology, through our alpha-1 proteinase inhibitor (A1PI) product for the treatment of alpha-1 antitrypsin deficiency-related emphysema. These therapeutic areas are served by our branded products: Gamunex, Immune Globulin Intravenous (Human), 10% Caprylate/Chromatography Purified (Gamunex or Gamunex IGIV) and Prolastin Alpha-1 Proteinase Inhibitor (Human) (Prolastin or Prolastin A1PI).  In March 2010, we launched our next generation Prolastin product, Prolastin-C A1PI, in the United States. Sales of Gamunex and Prolastin together comprised 76.9% and 75.3% of our net revenue for the three months ended March 31, 2010 and 2009, respectively.  We also have a line of hyperimmune therapies that provides treatment for tetanus, rabies, hepatitis A, hepatitis B, and Rh factor control during pregnancy and at birth. In addition, we provide plasma-derived therapies for critical care/hemostasis, including the treatment of hemophilia, an anti-coagulation factor (Thrombate III), as well as albumin to expand blood volume. Although we sell our products worldwide, the majority of our sales are concentrated in the United States and Canada.

We are headquartered in Research Triangle Park, North Carolina and our primary manufacturing facilities are a short distance away in Clayton, North Carolina.  Our Clayton site is one of the world’s largest plasma protein processing facilities whose operations include fractionation, purification, filling, and finishing.  We have an integrated plasma collection center platform, which as of March 31, 2010, consisted of 69 operating centers, of which 64 were licensed and 5 were unlicensed.  In addition to the United States, we have operations in Germany and Canada to support our international sales and marketing activities.

On October 6, 2009, we completed our initial public offering (IPO), which resulted in net primary proceeds to us of $519.7 million.  In addition, during October 2009, we amended our Revolving Credit Facility and completed the issuance of $600.0 million, 7.75% Unsecured Senior Notes, due November 15, 2016 (7.75% Notes), at a price of 99.321% of par, in a private placement to certain qualified institutional buyers. The issuance of the 7.75% Notes resulted in net proceeds to us of $583.9 million.  Proceeds from these transactions were used to repay and terminate our then existing First and Second Lien Term Loans, settle and terminate certain interest rate swap contracts, and repay amounts outstanding under our Revolving Credit Facility.  Additional information regarding our IPO and refinancing transactions is included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on February 23, 2010 (2009 Form 10-K).

Until January 21, 2010, a majority of our outstanding common stock was owned by Talecris Holdings, LLC.  Talecris Holdings, LLC is owned by (i) Cerberus-Plasma Holdings LLC, the managing member of which is Cerberus Partners, L.P., and (ii) limited partnerships affiliated with Ampersand Ventures. Substantially all rights of management and control of Talecris Holdings, LLC are held by Cerberus-Plasma Holdings, LLC. As of March 31, 2010, Talecris Holdings, LLC owned approximately 49.9% of our outstanding common stock.

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

A seven-for-one share dividend on our common stock was paid on September 10, 2009.  All share and per-share amounts have been retroactively adjusted to reflect the share dividend.

Interim Financial Statements

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2009 Form 10-K.  In our opinion, the accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and contain all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly our financial condition, results of operations, and cash flows for the periods presented. The consolidated balance sheet that we have presented as of December 31, 2009 has been derived from the audited consolidated financial statements on that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Significant Accounting Policies

A detailed description of our significant accounting policies is presented in the footnotes to our annual audited consolidated financial statements included in our 2009 Form 10-K. Our significant accounting policies, estimates, and assumptions have not changed materially since December 31, 2009.

Recent Accounting Pronouncements

There were no accounting pronouncements during the three months ended March 31, 2010 that are expected to have a material impact on our consolidated financial statements or related disclosures.

3.                   Definitive Merger Agreement with CSL Limited (CSL)

We entered into a definitive merger agreement with CSL on August 12, 2008, which was subject to the receipt of certain regulatory approvals as well as other customary conditions.  The U.S. Federal Trade Commission filed an administrative complaint before the Commission challenging the merger and a complaint in Federal district court seeking to enjoin the merger during the administrative process.  On June 8, 2009, the merger parties agreed to terminate the definitive merger agreement, and as a result, CSL paid us a merger termination fee of $75.0 million during the 2009 second quarter.  The U.S. Federal Trade Commission’s complaints were subsequently dismissed.  We incurred retention expense, including fringe benefits, of $3.7 million, and legal costs associated with the regulatory review process of $5.7 million during the three months ended March 31, 2009.  No amounts were incurred during 2010. All retention amounts were paid during 2009.

4.                   Inventories and Cost of Goods Sold

Inventories consisted of the following:

	March 31,	December 31,
	2010	2009
Raw material	$167,996	$171,866
Work-in-process	331,061	312,178
Finished goods	148,113	160,010
Total inventories	$647,170	$644,054

Our raw material inventories include unlicensed plasma and related testing costs of $9.3 million and $7.6 million at March 31, 2010 and December 31, 2009, respectively, which we believe are realizable.

Unabsorbed Talecris Plasma Resources, Inc. (TPR) Infrastructure and Start-Up Costs

Our cost of goods sold includes $2.0 million and $14.4 million for the three months ended March 31, 2010 and 2009, respectively, related to unabsorbed TPR infrastructure and start-up costs associated with the development of our plasma collection center platform.  Until our plasma collection centers reach normal operating capacity, we charge unabsorbed overhead costs directly to cost of goods sold.

5.                   Comprehensive Income

The following table includes the components of our comprehensive income:

	Three Months Ended
	March 31,
	2010	2009
Net income	$45,339	$33,435
Foreign currency translation adjustments	(550)	(366)
Net unrealized gain on derivative financial instruments, net of tax	—	1,912
Total comprehensive income	$44,789	$34,981

During the fourth quarter of 2009, we settled and terminated our interest rate swap contracts as discussed further in our 2009 Form 10-K.

6.                   Income Taxes

Our income tax provision was $23.3 million and $18.9 million for the three months ended March 31, 2010 and 2009, respectively, resulting in effective income tax rates of 33.9% and 36.2%, respectively.

For the three months ended March 31, 2010, our effective income tax rate is lower than the U.S. statutory Federal income tax rate, primarily due to a domestic production deduction, which was statutorily increased to 9% for 2010 and orphan drug clinical testing tax credits for qualifying expenditures, partially offset by state tax expense.  For the three months ended March 31, 2009, our effective income tax rate is higher than the U.S. statutory Federal income tax rate, primarily due to state tax expense, net of Federal benefit.

7.                   Related Party Transactions

Until January 21, 2010, a majority of our outstanding common stock was owned by Talecris Holdings, LLC.  Talecris Holdings, LLC is owned by (i) Cerberus-Plasma Holdings, LLC, the managing member of which is Cerberus Partners, L.P., and (ii) limited partnerships affiliated with Ampersand Ventures. Substantially all rights of management and control of Talecris Holdings, LLC are held by Cerberus-Plasma Holdings LLC. As of March 31, 2010, Talecris Holdings, LLC owned approximately 49.9% of our outstanding common stock.  We had a Management Agreement, as amended, with Cerberus-Plasma Holdings, LLC and an affiliate of Ampersand Ventures, which was terminated as of September 30, 2009 in connection with our IPO.  We have a Master Consulting and Advisory Services Agreement with an affiliate of Cerberus to provide certain advisory services to us although no services were provided to us under that agreement during the three months ended March 31, 2010.

We have an equity investment in Centric Health Resources, Inc. (Centric); therefore, we consider Centric to be a related party during the periods presented.  Centric provides services in the management of our Prolastin and Gamunex Direct programs.  In this capacity, Centric provides warehousing, order fulfillment, distribution, home infusion, and customer relationship services for us primarily related to our U.S. sales of Prolastin.  Centric maintains inventory on our behalf which it utilizes to fill customer orders.  Centric also provides services to us in collecting accounts receivable for sales made under the Prolastin and Gamunex Direct programs. We provide Centric with a fee for each unit of product provided to patients which escalates with volume.

The following table summarizes our related party transactions for three months ended March 31, 2010 and 2009 and our related party accounts payable balances at March 31, 2010 and December 31, 2009:

Related Party	Activity/Transaction	Expenses

	Three months ended March 31, 2010
Centric	Product distribution and other services	$5,324

	Three months ended March 31, 2009
Centric	Product distribution and other services	$4,852
Cerberus/ Ampersand	Management fees	$1,859
Cerberus	Operational support	$638

	Activity/	Payable
Related Party	Transaction	March 31, 2010	December 31, 2009
Centric	Product distribution and other services	$5,917	$5,537
Cerberus	Operational support	$299	$349

8.                   Commitments and Contingencies

We have disclosed information regarding our commercial commitments in our 2009 Form 10-K.  There have been no significant changes to our commercial commitments since December 31, 2009.  The following summarizes our material contingencies as of March 31, 2010.

Litigation

We are involved in various legal and regulatory proceedings that arise in the ordinary course of business.  We record accruals for such contingencies to the extent that we conclude that their occurrence is both probable and estimable.  We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel.  We have estimated the likelihood of settlement, unfavorable outcomes, and the amounts of such potential losses.  In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.  However, the ultimate outcome of litigation is unpredictable and actual results could be materially different from our estimates.  We record anticipated recoveries under applicable insurance contracts when we are assured of recovery.

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

Plasma Centers of America, LLC and G&M Crandall Limited Family Partnership

We had a three year Amended and Restated Plasma Sale/Purchase Agreement with Plasma Centers of America, LLC (PCA) under which we were required to purchase annual minimum quantities of plasma from plasma collection centers approved by us, including the prepayment of 90% for unlicensed plasma.  We were also committed to finance the development of up to eight plasma collection centers, which were to be used to source plasma for us.  Under the terms of the agreement, we had the obligation to purchase such centers under certain conditions for a sum determined by a formula set forth in the agreement.  We provided $3.2 million in financing, including accrued interest, related to the development of such centers, and we advanced payment of $1.0 million for unlicensed plasma.  We recorded a provision within SG&A during 2008 related to these advances.

In August 2008, we notified PCA that they were in breach of the Amended and Restated Plasma Sale/Purchase Agreement.  We terminated the agreement in September 2008. In November 2008, TPR filed suit in federal court in Raleigh, North Carolina against the G&M Crandall Limited Family Partnership and its individual partners as guarantors of obligations of PCA. We were served in January 2009 in a parallel state action by PCA, alleging breach of contract by TPR. Motions to summary judgment by both parties have been denied. The two cases are proceeding in parallel, with trial in the state court set for May 24, 2010.

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

In July 2009, we voluntarily contacted the U.S. Department of Justice (DOJ) to advise them of the investigation and to offer our cooperation in any investigation that they want to conduct or they want us to conduct. The DOJ has not indicated what action it may take, if any, against us or any individual, or the extent to which it may conduct its own investigation. The DOJ or other federal agencies may seek to impose sanctions on us that may include, among other things, injunctive relief, disgorgement, fines, penalties, appointment of a monitor, appointment of new control staff, or enhancement of existing compliance and training programs. Other countries in which we do business may initiate their own investigations and impose similar penalties. As a result of this investigation, we have suspended shipments to some of these countries while we put additional safeguards in place. In some cases, safeguards involved terminating consultants and suspending relations with or terminating distributors in countries under investigation as circumstances warranted. These actions unfavorably affected revenue from these countries in 2009 and have an ongoing unfavorable impact on revenue in 2010. We have resumed sales in countries where we have appropriate safeguards in place and are reallocating product to other countries as necessary.  To the extent that we conclude, or the DOJ concludes, that we cannot implement adequate safeguards or otherwise need to change our business practices, distributors, or consultants in affected countries or other countries, this may result in a permanent loss of business from those countries. These sanctions or the loss of business could have a material adverse effect on us or our results of operations. Based on the information obtained to date, we have not determined that any potential liability that may result is probable or can be reasonably estimated. Therefore, we have not made any accrual in our unaudited interim consolidated financial statements as of March 31, 2010.

Pharmaceutical Pricing Agreement under the Public Health Service Program

In November 2009, we received a letter from the United States Attorney’s Office for the Eastern District of Pennsylvania (USAO). The USAO requested a meeting to review our compliance with the terms of the Pharmaceutical Pricing Agreement (PPA) under the Public Health Service program. Specifically, the USAO asked for information related to the sale of our IGIV product, Gamunex, under that program.  In order to have federal financial participation apply to their products under the Medicaid program and to obtain Medicare Part B coverage, manufacturers are required to enter into a PPA. The PPA obligates manufacturers to charge covered entities the Public Health Service price for drugs intended for outpatient use. The Public Health Service price is based on the Medicaid rebate amount. We believe that we have complied with the terms of the PPA and federal law.  If the USAO determines that our practices are inconsistent with the terms of the PPA, the USAO has stated that it may file a civil action against us under the Anti-fraud Injunction Act and seek a court order directing the company to comply with the PPA or, potentially, proceed under some other legal theory.   We could also be subject to fines, damages, penalties, appointment of a monitor, or enhancement of existing compliance and training programs as a result of government action. We are cooperating with the investigation and intend to respond to information requests from the USAO.

9.                   Share-Based Compensation

We have long-term incentive plans, which provides for the grant of awards in the form of incentive stock options, nonqualified stock options, share appreciation rights, restricted stock, restricted stock units (RSU’s), unrestricted shares of common stock, deferred share units, and performance share units, to eligible employees, directors, and consultants.

Share-based compensation expense for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
SG&A	$5,680	$8,973
R&D	538	667
Cost of goods sold	1,009	1,422
Total expense	$7,227	$11,062

During the three months ended March 31, 2010 and 2009, respectively, we capitalized $1.0 million and $1.1 million of share-based compensation cost within inventory.  Amounts capitalized in inventory are recognized in cost of goods sold in our consolidated income statement primarily within twelve months.

The following table summarizes the remaining unrecognized compensation cost related to our share-based compensation program as of March 31, 2010 and the weighted average period over which the non-cash compensation cost is expected to be recognized:

		Weighted-
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$4,866	3.00
Restricted share awards	3,965	1.00
RSU’s	7,559	3.00
Performance share awards	4,999	3.00
Total	$21,389

In addition to the unrecognized compensation cost included in the table above, at March 31, 2010, $2.6 million of compensation cost was included in inventory on our unaudited interim consolidated balance sheet, which we expect to be recognized as non-cash compensation expense in our consolidated income statement primarily within the next twelve months.  The amount of share-based compensation expense that we will ultimately be required to record could change in the future as a result of additional grants, changes in the fair value of shares for performance-based awards, differences between our anticipated forfeiture rate and the actual forfeiture rate, the probability of achieving targets established for performance award vesting, and other actions by our board of directors or its compensation committee.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	12,129,438	$8.40
Granted	23,545	$21.48
Forfeited	—	$—
Exercised	(687,843)	$4.60
Outstanding at March 31, 2010	11,465,140	$8.66	6.4	$129,138

Exercisable at March 31, 2010	8,023,995	$8.47	5.6	$91,875

Vested and expected to vest at March 31, 2010	11,428,473	$8.62	6.4	$129,109

The aggregate intrinsic value in the table above represents the difference between the $19.92 closing price of our common stock as reported by The NASDAQ Global Select Market on March 31, 2010 and the weighted average exercise price, multiplied by the number of options outstanding or exercisable.  The total intrinsic value and cash proceeds to us from stock option exercises during the three months ended March 31, 2010 were $10.5 million and $2.9 million, respectively.  We do not record the aggregate intrinsic value for financial accounting purposes and the value changes based upon changes in the fair value of our common stock.

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Risk-free interest rate	2.75%	1.79%
Expected term	6.0	5.25
Expected volatility	50%	50%
Expected dividend yield	0%	0%

We generally apply a 3% forfeiture rate to the options granted over the term of the award, representing our estimate of those awards not expected to vest.

Restricted Stock

The following is a summary of restricted stock activity for the three months ended March 31, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested shares outstanding at December 31, 2009	913,856	$15.27
Granted	—	$—
Forfeited	—	$—
Vested	(712,792)	$13.68
Unvested shares outstanding at March 31, 2010	201,064	$20.92

During the three months ended March 31, 2010, we repurchased 246,823 shares of our common stock from employees for $4.9 million to settle their withholding tax obligations upon vesting of restricted stock.  During the three months ended March 31, 2009, we repurchased 234,704 shares of our common stock from employees for $3.9 million to settle their withholding tax obligations upon vesting of restricted stock.  The total fair value of the restricted stock that vested during the three months ended March 31, 2010 and 2009 was $14.2 million and $12.1 million, respectively.

Restricted Stock Units (RSU’s)

The following is a summary of RSU activity for the three months ended March 31, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Grant Date	Term	Intrinsic
	Shares	Fair Value	(Years)	value
Outstanding at December 31, 2009	480,024	$19.00
Granted	11,863	$21.48
Forfeited	(4,427)	$19.00
Outstanding at March 31, 2010	487,460	$19.06	3.0	$9,710

Performance Share Units

The compensation committee of our board of directors approved a grant of 261,327 performance share units on March 8, 2010, which had a weighted average grant date fair value of $21.51 per share.  Performance share units are awards that vest based on the achievement of pre-established objective performance goals, which are generally financial in nature. For performance awards, the compensation committee establishes a performance period and the performance targets for each performance measure that must be achieved at the end of the performance period for awards to vest. The number of shares issued upon the vesting of the performance awards varies based on actual performance in a year relative to a defined minimum and maximum financial target for that year. The performance share units granted on March 8, 2010 will vest annually over a three-year performance period with the potential for 0% to 125% payout, based on the achievement of annual earnings per share targets that were established at the time of grant.

Income Taxes

In connection with stock option exercises and restricted stock vesting, we recognized net tax benefits of $9.8 million and $4.6 million for the three months ended March 31, 2010 and 2009, respectively.  We record income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings as additional paid-in-capital.  We recognized excess tax benefits related to share-based compensation of $4.6 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively.

10.            Segment Reporting

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

In the following table, we have presented our net revenue by significant product category. Our Immunology/Neurology product category includes the products that are used to provide antibodies to patients who have a genetic or acquired inability to produce these antibodies, as well as a treatment for CIDP, and also products that provide antibodies to counter specific antigens such as rabies. Our Pulmonology product category is comprised of our Prolastin product, which is used to treat patients with a genetic alpha-1 antitrypsin deficiency.  Our Critical Care/Hemostasis product category includes products that are used to supplement, restore, or maintain normal plasma parameters such as volume or coagulation values.  Other product net revenue primarily consists of sales of PPF powder and intermediate products, such as cryoprecipitate.  Other net revenue consists of royalties and licensing fees, milestones, and revenues related to contracted services performed for third parties at our Melville, New York facility.

	Three Months Ended
	March 31,
	2010	2009
Product net revenue:
Immunology/ Neurology	$233,267	$230,834
Pulmonology	80,184	72,559
Critical Care/ Hemostasis	38,366	37,934
Other	22,798	23,536
Total product net revenue	374,615	364,863
Other revenue	6,346	6,932
Total net revenue	$380,961	$371,795

In the following table, we have presented our net revenue by geographic region. Net revenue for each region is based on the geographic location of the customer.

	Three Months Ended
	March 31,
	2010	2009
United States	$261,392	$247,414
Canada	49,245	49,992
Europe	48,383	44,300
Other	21,941	30,089
Total net revenue	$380,961	$371,795

We did not maintain significant long-lived assets outside of the United States at March 31, 2010 and December 31, 2009.

11.            Earnings per Share

The following table illustrates the calculation of our basic earnings per common share outstanding:

	Three Months Ended
	March 31,
	2010	2009
Net income	$45,339	$33,435
Less:
Series A convertible preferred stock undeclared dividends	—	(3,122)
Series B convertible preferred stock undeclared dividends	—	(696)
Net income available to common stockholders	$45,339	$29,617

Weighted average common shares outstanding	121,638,867	1,180,584

Basic net income per common share:	$0.37	$25.09

The following table illustrates the calculation of our diluted earnings per common share outstanding:

	Three Months Ended
	March 31,
	2010	2009
Net income	$45,339	$33,435

Weighted average common shares outstanding	121,638,867	1,180,584
Plus incremental shares from assumed conversions:
Series A preferred stock	—	72,000,000
Series B preferred stock	—	13,846,320
Stock options and restricted shares	6,544,322	6,330,664
Dilutive potential common shares	128,183,189	93,357,568

Diluted net income per common share	$0.35	$0.36

Options to purchase 603,773 common shares at a weighted average exercise price of $19.03 and options to purchase 2,017,392 common shares at a weighted average exercise price of $21.25 were outstanding but excluded from the computation of diluted earnings per share because their exercise prices and assumed tax benefits upon exercise were greater than the average market price for the common shares during the three months ended March 31, 2010 and 2009, respectively, so including these options would be anti-dilutive.

12.            Fair Value of Financial Instruments

At December 31, 2009, we had two interest rate cap contracts with a notional principal amount of $175.0 million outstanding for which the cap rate of 6.00% was significantly higher than prevailing market interest rates; therefore, the fair market value was zero. The interest rate caps matured during February 2010.

At March 31, 2010 and December 31, 2009, the estimated fair value of our 7.75% Notes was $600.8 million and $607.9 million, respectively.  We calculated the fair value by reference to open bid/ask quotations of our 7.75% Notes at each balance sheet date.  We had no amounts outstanding under our variable rate Revolving Credit Facility at March 31, 2010 and December 31, 2009.  At March 31, 2010 and December 31, 2009, we have notes receivable outstanding, which bear interest at market rates, and consequently, the recorded amounts approximate fair value.  The recorded amounts of all other financial instruments, which consists of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, approximate fair value due to the short duration of the instruments.

13.            Condensed Consolidating Financial Information

In October 2009, we completed the issuance of our 7.75% Notes.  The 7.75% Notes are guaranteed on a senior unsecured basis by our existing and future domestic subsidiaries.  The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”  Each of the subsidiary guarantors are 100% owned, directly or indirectly, by us, and all guarantees are full and unconditional and joint and several.  Our investments in our consolidated subsidiaries are presented under the equity method of accounting.  No significant administrative costs are borne by the Parent.  Our unaudited condensed consolidating financial statements are presented below:

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Balance Sheets

March 31, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets:
Current assets:
Cash	$—	$71,815	$8,450	$—	$80,265
Accounts receivable, net	—	263,873	36,337	(132,402)	167,808
Inventories	—	610,963	36,207	—	647,170
Other	—	110,658	586	—	111,244
Total current assets	—	1,057,309	81,580	(132,402)	1,006,487
Property, plant, and equipment, net	—	275,417	1,311	—	276,728
Intangible assets, net	—	10,880	—	—	10,880
Goodwill	—	172,860	—	—	172,860
Investment in Subsidiaries	706,054	(28,168)	—	(677,886)	—
Advances and notes between Parent and Subsidiaries	1,354,940	816,683	—	(2,171,623)	—
Other	—	23,052	705	—	23,757
Total assets	$2,060,994	$2,328,033	$83,596	$(2,981,911)	$1,490,712

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$—	$94,938	$96,124	$(132,402)	$58,660
Accrued expenses and other liabilities	20,667	148,528	4,952	—	174,147
Current portion of capital lease obligations	—	764	—	—	764
Total current liabilities	20,667	244,230	101,076	(132,402)	233,571
Long-term debt and capital lease obligations	596,190	9,021	—	—	605,211
Advances and notes between Parent and Subsidiaries	807,107	1,354,940	9,576	(2,171,623)	—
Other	—	13,788	1,112	—	14,900
Total liabilities	1,423,964	1,621,979	111,764	(2,304,025)	853,682
Stockholders’ equity (deficit)	637,030	706,054	(28,168)	(677,886)	637,030
Total liabilities and stockholders’ equity (deficit)	$2,060,994	$2,328,033	$83,596	$(2,981,911)	$1,490,712

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Balance Sheets

December 31, 2009

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets:
Current assets:
Cash	$—	$58,320	$6,919	$—	$65,239
Accounts receivable, net	—	222,007	64,454	(149,483)	136,978
Inventories	—	605,324	38,730	—	644,054
Other	—	117,670	2,448	—	120,118
Total current assets	—	1,003,321	112,551	(149,483)	966,389
Property, plant, and equipment, net	—	266,067	1,132	—	267,199
Intangible assets, net	—	10,880	—	—	10,880
Goodwill	—	172,860	—		172,860
Investment in Subsidiaries	680,459	(27,925)	—	(652,534)	—
Advances and notes between Parent and Subsidiaries	1,346,520	862,406	—	(2,208,926)	—
Other	—	27,054	623	—	27,677
Total assets	$2,026,979	$2,314,663	$114,306	$(3,010,943)	$1,445,005

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$—	$103,460	$117,069	$(149,483)	$71,046
Accrued expenses and other liabilities	—	160,047	10,486	—	170,533
Current portion of capital lease obligations	—	740	—	—	740
Total current liabilities	—	264,247	127,555	(149,483)	242,319
Long-term debt and capital lease obligations	596,046	9,221	—	—	605,267
Advances and notes between Parent and Subsidiaries	848,779	1,346,515	13,632	(2,208,926)	—
Other	—	14,221	1,044	—	15,265
Total liabilities	1,444,825	1,634,204	142,231	(2,358,409)	862,851
Stockholders’ equity (deficit)	582,154	680,459	(27,925)	(652,534)	582,154
Total liabilities and stockholders’ equity (deficit)	$2,026,979	$2,314,663	$114,306	$(3,010,943)	$1,445,005

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Three Months Ended March 31, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$340,585	$40,376	$—	$380,961
Cost of goods sold	—	185,750	31,601	—	217,351
Gross profit	—	154,835	8,775	—	163,610
Operating expenses	—	75,420	8,471	—	83,891
Income from operations	—	79,415	304	—	79,719
Equity in earnings (losses) of Subsidiaries	45,339	306	—	(45,645)	—
Other non-operating (expense) income, net	—	(11,118)	2	—	(11,116)
Income (loss) before income taxes	45,339	68,603	306	(45,645)	68,603
Provision for income taxes	—	(23,264)	—	—	(23,264)
Net income (loss)	$45,339	$45,339	$306	$(45,645)	$45,339

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Three Months Ended March 31, 2009

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$338,499	$33,296	$—	$371,795
Cost of goods sold	—	182,839	26,362	—	209,201
Gross profit	—	155,660	6,934	—	162,594
Operating expenses	1,859	79,472	7,632	—	88,963
Income (loss) from operations	(1,859)	76,188	(698)	—	73,631
Equity in earnings (losses) of Subsidiaries	34,643	(691)	—	(33,952)	—
Other non-operating (expense) income, net	—	(21,263)	7	—	(21,256)
Income (loss) before income taxes	32,784	54,234	(691)	(33,952)	52,375
Provision (benefit) for income taxes	651	(19,591)	—	—	(18,940)
Net income (loss)	$33,435	$34,643	$(691)	$(33,952)	$33,435

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2010

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$45,339	$45,339	$306	$(45,645)	$45,339
Undistributed equity in (earnings) losses of Subsidiaries	(45,339)	(306)	—	45,645	—
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities	28,283	(68,783)	6,087	19,744	(14,669)
Net cash provided by (used in) operating activities	28,283	(23,750)	6,393	19,744	30,670

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(17,368)	(322)	—	(17,690)
Business acquisitions, net of cash acquired	—	—	—	—	—
Net advances and notes between Parent and Subsidiaries	(30,893)	—	—	30,893	—
Other	—	4,230	(4,056)	—	174
Net cash (used in) provided by investing activities	(30,893)	(13,138)	(4,378)	30,893	(17,516)

Cash flows from financing activities:
Net repayments of borrowings	—	—	—	—	—
Net advances and notes between Parent and Subsidiaries	—	50,637	—	(50,637)	—
Other	2,610	(254)	—	—	2,356
Net cash provided by (used in) financing activities	2,610	50,383	—	(50,637)	2,356
Effect of exchange rate changes on cash and cash equivalents	—	—	(484)	—	(484)
Net increase in cash and cash equivalents	—	13,495	1,531	—	15,026
Cash and cash equivalents at beginning of period	—	58,320	6,919	—	65,239
Cash and cash equivalents at end of period	$—	$71,815	$8,450	$—	$80,265

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2009

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$33,435	$34,643	$(691)	$(33,952)	$33,435
Undistributed equity in (earnings) losses of Subsidiaries	(34,643)	691	—	33,952	—
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities	10,627	(14,771)	(8,000)	13,501	1,357
Net cash provided by (used in) operating activities	9,419	20,563	(8,691)	13,501	34,792

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(8,073)	(58)	—	(8,131)
Business acquisitions, net of cash acquired	—	(7,512)	—	—	(7,512)
Net advances and notes between Parent and Subsidiaries	(6,954)	—	—	6,954	—
Other	—	(8,829)	8,832	—	3
Net cash (used in) provided by investing activities	(6,954)	(24,414)	8,774	6,954	(15,640)

Cash flows from financing activities:
Net repayments of borrowings	—	(20,630)	—	—	(20,630)
Net advances and notes between Parent and Subsidiaries	—	20,455	—	(20,455)	—
Other	(2,465)	(113)	—	—	(2,578)
Net cash provided by (used in) financing activities	(2,465)	(288)	—	(20,455)	(23,208)
Effect of exchange rate changes on cash and cash equivalents	—	—	(324)	—	(324)
Net increase in cash and cash equivalents	—	(4,139)	(241)	—	(4,380)
Cash and cash equivalents at beginning of period	—	10,727	6,252	—	16,979
Cash and cash equivalents at end of period	$—	$6,588	$6,011	$—	$12,599

14.            Subsequent Events

We evaluated all events and transactions that occurred after March 31, 2010 through the date that we filed these unaudited interim consolidated financial statements with the SEC.

Equity Transactions

On April 1, 2010, 14,464 shares of our restricted stock vested and 2,819,887 stock options vested. On April 1, 2010, we granted 50,048 stock options with an exercise price of $19.87 per share and 24,152 RSU’s to members of our board of directors, pursuant to the director compensation program.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “would,” “expects,” “intends,” “believes,” “anticipates,” “plans,” “predicts,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. The forward-looking statements that we make are based upon assumptions about many important risk factors, many of which are beyond our control. Among the factors that could cause actual results to differ materially are the following:

•                  the impact of competitive products and pricing;

•                  recently enacted U.S. healthcare legislation, regulatory action or legal proceedings affecting, among other things, the U.S. healthcare system, pharmaceutical pricing and reimbursement, including Medicaid, Medicare and the Public Health Service Program;

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

•                  the impact of our substantial capital plan over the next five years; and

•                  other factors identified elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on February 23, 2010 (2009 Form 10-K).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties.  You are encouraged to read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report.  In addition, you are encouraged to refer to a discussion of risk factors included elsewhere in this Quarterly Report and in our 2009 Form 10-K that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in the following discussion and analysis. You are also encouraged to refer to our 2009 Form 10-K, which includes additional information regarding our business and industry.  See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.

All tabular disclosures of dollar amounts, except earnings per common share amounts, are presented in thousands.  Percentages and amounts presented herein may not calculate or sum precisely due to rounding.

A seven-for-one share dividend on our common stock was paid on September 10, 2009.  All share and per-share amounts have been retroactively adjusted to reflect the share dividend.

BUSINESS OVERVIEW

We are a biopharmaceutical company that researches, develops, manufactures, markets, and sells protein-based therapies that extend and enhance the lives of individuals who suffer from chronic and acute, often life-threatening, conditions, such as primary immune deficiencies, chronic inflammatory demyelinating polyneuropathy (CIDP), alpha-1 antitrypsin deficiency, bleeding disorders, infectious diseases, and severe trauma.  Our primary products have orphan drug designation to serve populations with rare, chronic diseases.  Our products are derived from human plasma, the liquid component of blood, which is sourced from our plasma collection centers or purchased from third parties, located in the United States.  Plasma contains many therapeutic proteins, which we extract through the process of fractionation at our Clayton, North Carolina and Melville, New York facilities.  The fractionated intermediates are then purified, formulated into final bulk, and aseptically filled into final containers for distribution.  We also sell the fractionated intermediate products.

The majority of our sales are concentrated in the therapeutic areas of Immunology/Neurology and Pulmonology.  Our largest product, representing 55.9% of our net revenue for the three months ended March 31, 2010, Gamunex, Immune Globulin Intravenous (Human), 10% Caprylate/Chromatography Purified (Gamunex or Gamunex IGIV), provides a treatment for primary immune deficiency and autoimmune diseases, as well as CIDP.  Our second largest product, representing 21.0% of our net revenue for the three months ended March 31, 2010, Prolastin Alpha-1 Proteinase Inhibitor (Human) (Prolastin or Prolastin A1PI), provides a treatment for alpha-1 antitrypsin deficiency-related emphysema.  In March 2010, we launched Prolastin-C A1PI, our next generation A1PI product, in the United States.

We believe worldwide unit volume demand for plasma-derived products, including IGIV, will grow over the long-term at a compound annual rate of approximately 6% to 8%.  For the three months ended March 31, 2010, we believe that U.S. and international unit volume demand grew below this rate.  Even with the lower current demand growth, we believe that we are well positioned in the IGIV market given the features and benefits of Gamunex including that it is a sugar-free, 10% liquid that is produced with a patented caprylate process.  As a result of eliminating our plasma supply constraints, the attributes of Gamunex and its approval for CIDP have resulted in significant increases in our share of sales.  Despite the current IGIV market with reduced demand growth, we anticipate that we will reach our fractionation capacity in the near term depending upon the demand for our products, the availability of source plasma and the impact of variability in yield, among other factors.  We plan to utilize available fractionation capacity in the near term, which will result in increased inventory levels in order to maintain pace with projected growth in product demand.

Our integrated plasma collection center platform, Talecris Plasma Resources, Inc. (TPR), consisted of 69 operating centers, of which 64 were licensed and 5 were unlicensed as of March 31, 2010 and provided approximately 69% of our plasma during the 2010 period.  We will need to significantly increase plasma collections generated from TPR in the near term to offset the expected decrease in plasma supplied by third parties and planned increases in our fractionation to meet anticipated demand.  We have notified our largest third party plasma supplier, CSL Plasma, Inc., a subsidiary of CSL Limited (CSL), that we will not elect to take optional volumes under the contract in 2011.  To meet our plasma requirements, we may increase donor fees, increase marketing expense, and expand plasma center hours of operation, among other initiatives, which may result in an increase to our cost per liter of plasma.

We have substantially reduced both the collection cost per liter and the amount of excess period costs charged directly to cost of goods sold as a result of the maturation of our plasma collection center platform.  Decreasing collection costs and the reduction of excess period costs, combined with leveraging our manufacturing facilities as a result of higher volumes, have contributed to improving gross margin.  Our cost of goods sold reflects $2.0 million and $14.4 million for the three months ended March 31, 2010 and 2009, respectively, related to excess period costs associated with TPR.  We expect that unabsorbed TPR infrastructure and start-up costs will continue to decline in 2010 as compared to prior periods.  This benefit will be partially offset by higher cost of goods sold due to yield variability, less efficient utilization of each incremental liter of plasma fractionated as we increase Gamunex production, and non-capitalizable costs associated with our capital projects, particularly the construction of our new fractionation facility.

Although in the near term, we plan to continue to increase the volume of liters fractionated and the production of our plasma-derived therapies, particularly Gamunex IGIV, we will continue to encounter manufacturing capacity constraints for plasma-derived Factor VIII and albumin.  Consequently, as we increase production of Gamunex IGIV, we expect to be less efficient in the utilization of each incremental liter fractionated, which will negatively impact gross margin.  In response to our capacity constraints, we have embarked on a substantial capital plan which we anticipate to be in the range of $750 million to $800 million on a cumulative basis over the next five years.  The successful execution of this capital plan, which is discussed further in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2009 Form 10-K, will be necessary to support our projected future volume growth, particularly with the anticipation that we will reach our fractionation capacity in the near term, launch new product introductions and complete strategic initiatives.

2010 FIRST QUARTER HIGHLIGHTS

Our 2010 first quarter financial and business highlights are included below.

Financial Highlights

•                  Total net revenue increased $9.2 million to $381.0 million for the three months ended March 31, 2010 as compared to $371.8 million for the three months ended March 31, 2009.

•                  Gross margin was 42.9% and 43.7% for the three months ended March 31, 2010 and 2009, respectively.

•                  Operating margin improved 112 basis points to 20.9% for the three months ended March 31, 2010 as compared to 19.8% for the three months ended March 31, 2009.

•                  Net income improved to $45.3 million, an increase of 35.6%, for the three months ended March 31, 2010 as compared to $33.4 million for the three months ended March 31, 2009.

•                  Diluted earnings per common share were $0.35 and $0.36 for the three months ended March 31, 2010 and 2009, respectively. On a pro forma basis, our diluted earnings per common share were $0.28 for the three months ended March 31, 2009.  Additional information regarding pro forma diluted earnings per common share is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability.”

•                  Operating cash flows were $30.7 million and $34.8 million for the three months ended March 31, 2010 and 2009, respectively.  Capital expenditures were $17.7 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively.

Business Highlights

•                  In March 2010, we began construction of our new fractionation facility located in Clayton, North Carolina.  The new fractionation facility, which is expected to be operational in 2015, will have the capacity to fractionate 6.0 million liters of human plasma annually.

•                  In March 2010, we launched Prolastin-C A1PI, our next generation A1PI product, in the United States.  Through March 31, 2010, we have successfully converted approximately 44% of our U.S. Prolastin patients to Prolastin-C A1PI.  We anticipate that the conversion of all remaining U.S. Prolastin patients to Prolastin-C A1PI will be completed by the end of the 2010 second quarter.

•                  During the first quarter of 2010, we completed our Phase I clinical trial related to our investigation of Direct Acting Thrombolytic (DAT) Plasmin to assess its ability to treat aPAO, a condition in which arterial blood flow to the extremities, usually the legs, is blocked by a clot.  We are currently finalizing the design of our Phase II clinical trial, which we plan to initiate in the second half of 2010 in several countries outside of the U.S.  During the first quarter of 2010, we also received approval to proceed with the proof of concept trial for plasma-derived Plasmin to treat ischemic stroke in six countries outside of the U.S.

HEALTHCARE REFORM

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that impact our business.

Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% of the Average Manufacturer Price (AMP) on our branded prescription drugs, with a limitation of this increase on clotting factors to 17.1% of AMP; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Services (PHS) drug pricing program, which provides hospital outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.  We do not believe that these new provisions will have a material impact on our 2010 financial results.

Beginning in 2011, the new law requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e. the “donut hole”). Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year. The aggregated industry wide fee is expected to range from $2.5 billion to $4.1 billion annually between 2011 and 2018 and remain at $2.8 billion in 2019 and subsequent years.

Beginning in 2012, the new law may require us to issue Internal Revenue Service Form 1099’s to plasma donors.  The cost of implementing this requirement, as well as its potential impact on the behavior of donors, is unknown at this time.

Presently, uncertainty exists as many of the specific determinations of the healthcare reform legislation will be developed as regulatory bodies interpret the law and enact new regulations.  For example, determinations as to how the Medicare Part D coverage gap will operate and how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified.  As noted above, these programs will not be effective until 2011.

CUSTOMER CONCENTRATION

Our accounts receivable, net, includes amounts due from pharmaceutical wholesalers and distributors, buying groups, hospitals, physicians’ offices, patients, and others.  The following table summarizes our concentrations with customers that represented more than 10% of our accounts receivable, net:

	March 31,	December 31,
	2010	2009
Customer A	12.8%	14.6%
Customer B	10.5%	<10%
Customer C	10.4%	<10%

The following table summarizes our concentrations with customers that represented more than 10% of our total net revenue:

	Three Months Ended
	March 31,
	2010	2009
Customer A	15.7%	14.0%
Customer B	12.1%	12.8%

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

The comparability of our financial results is impacted by significant events and transactions during the periods presented as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations——Matters Affecting

Comparability.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures of contingent assets and liabilities.  A detailed description of our significant accounting policies is included in the footnotes to our audited consolidated financial statements included in our 2009 Form 10-K.

There have been no significant changes in our application of our critical accounting policies and estimates during the three months ended March 31, 2010 as compared to the prior year.  We periodically review our critical accounting policies and estimates with the audit committee of our board of directors.

Gross-to-Net Revenue Adjustments

The following table summarizes our gross-to-net revenue adjustments expressed in dollars and percentages:

	Three Months Ended
	March 31,
	2010	2009
Gross product revenue	$399,501	$383,199
Chargebacks	(6,637)	(4,456)
Cash discounts	(4,921)	(4,579)
Rebates and other	(12,958)	(9,300)
SG&A reimbursements	(370)	(1)
Product net revenue	$374,615	$364,863

	Three Months Ended
	March 31,
	2010	2009
Gross product revenue	100.0%	100.0%
Chargebacks	(1.7)%	(1.2)%
Cash discounts	(1.2)%	(1.2)%
Rebates and other	(3.2)%	(2.4)%
SG&A reimbursements	(0.1)%	—
Product net revenue	93.8%	95.2%

The following table provides a summary of activity with respect to our allowances:

		Cash	Rebates and
	Chargebacks	Discounts	Other	Total
Balance at December 31, 2009	$4,262	$1,274	$26,427	$31,963
Provision	6,637	4,921	12,958	24,516
Credits issued	(6,855)	(4,543)	(8,840)	(20,238)
Balance at March 31, 2010	$4,044	$1,652	$30,545	$36,241

The increase in our provision for rebates and other during the three months ended March 31, 2010 as compared to the prior year period resulted primarily from the recently enacted healthcare reform legislation, which increased the size of the Medicaid rebates paid by drug manufacturers from 15.1% to 23.1% of the AMP with a limitation of this increase on clotting factors to 17.1% of the AMP, as well as higher Medicaid utilization and higher GPO administrative fees.  The increase in the provision for chargebacks during the three months ended March 31, 2010 as compared to the prior year period was largely due to increased sales related to government contracts.

MATTERS AFFECTING COMPARABILITY

We believe that the comparability of our financial results between the periods presented is significantly impacted by the following items:

Financial Impact of IPO and Refinancing Transactions

As discussed in our 2009 Form 10-K, we completed our IPO and refinancing transactions during the fourth quarter of 2009, which has resulted in lower average borrowings during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, and correspondingly lower interest expense during the 2010 period.  For the three months ended March 31, 2010 and 2009, our interest expense was $12.1 million and $20.7 million, respectively.

Comparability of Outstanding Common Shares and Pro Forma Diluted Earnings Per Common Share

As discussed in our 2009 Form 10-K, we completed our IPO and refinancing transactions during the fourth quarter of 2009.  Our IPO consisted of 56,000,000 shares of our common stock of which 28,947,368 shares were newly issued and sold by us and 27,052,632 shares were sold by the selling stockholder, Talecris Holdings, LLC.  We used the net primary proceeds to us of $519.7 million to repay amounts outstanding under our then existing First and Second Lien Term Loans.  In connection with our IPO, we also converted 1,000,000 shares of our Series A preferred stock and 192,310 shares of our Series B preferred stock into 85,846,320 shares of our common stock and issued 2,381,548 shares of our common stock to settle $45.3 million of accrued dividends upon the conversion of our Series A and B preferred stock.  The issuance of new common shares has resulted in a significant increase in the number of common shares used in our computation of diluted earnings per common share.  The application of the net primary proceeds to us from our IPO to repay our then existing indebtedness has resulted in a significant reduction in interest expense during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

We believe that the comparability of our financial results for the periods presented is enhanced by the following pro forma presentation of our diluted earnings per common share.  In the table below, the pro forma diluted earnings per common share computation for the three months ended March 31, 2009 reflects an adjustment to net income for reduced interest expense as if the net primary proceeds to us from our IPO of $519.7 million had been applied to repay our debt at the beginning of 2009, net of interest rate differences from our 7.75% Notes issuance. The pro forma adjustment to the denominator reflects the impacts for the issuance of common shares to convert preferred stock, settle accrued dividends on the preferred stock, and complete the IPO as if these events occurred at the beginning of 2009.

	Three Months Ended March 31,
	2010	2009	2009
	Actual	Actual	Pro forma

Net income	$45,339	$33,435	$33,435
Interest expense reduction due to debt repayment	—	—	1,923
Numerator	$45,339	$33,435	$35,358

Weighted average common shares outstanding	121,638,867	1,180,584	1,180,584
Adjustments:
Stock options and restricted shares	6,544,322	6,330,664	6,330,664
Series A preferred stock	—	72,000,000	72,000,000
Series B preferred stock	—	13,846,320	13,846,320
Shares issued for preferred stock dividend	—	—	2,381,548
Newly issued shares for IPO	—	—	28,947,368
Dilutive potential common shares	128,183,189	93,357,568	124,686,484

Diluted net income per common share	$0.35	$0.36	$0.28

Definitive Merger Agreement with CSL

We entered into a definitive merger agreement with CSL on August 12, 2008, which was subject to the receipt of certain regulatory approvals as well as other customary conditions. The U.S. Federal Trade Commission filed an administrative complaint before the Commission challenging the merger and a complaint in Federal district court seeking to enjoin the merger during the administrative process.  On June 8, 2009, the merger parties agreed to terminate the definitive merger agreement, and as a result, CSL paid us a merger termination fee of $75.0 million during the 2009 second quarter.  The U.S. Federal Trade Commission’s complaints were subsequently dismissed.  We incurred retention expense, including fringe benefits, of $3.7 million, and legal costs associated with the regulatory review process of $5.7 million during the three months ended March 31, 2009. No amounts were incurred during 2010.  All retention amounts were paid during 2009.

Unabsorbed TPR Infrastructure and Start-Up Costs

Our cost of goods sold includes $2.0 million and $14.4 million for the three months ended March 31, 2010 and 2009, respectively, related to unabsorbed TPR infrastructure and start-up costs associated with the development of our plasma collection center platform.   The reduction in unabsorbed TPR infrastructure and start-up costs resulted primarily from the maturation of our plasma collection center platform.  We anticipate that we will continue to experience declining levels of unabsorbed TPR infrastructure and start-up costs as TPR further matures.

Share-Based Compensation Awards

We have long-term incentive plans, which provide for the grant of awards in the form of incentive stock options, non-qualified stock options, share appreciation rights, restricted stock, restricted stock units (RSU’s), unrestricted shares of common stock, deferred share units, and performance share units, to eligible employees, directors, and consultants.

Share-based compensation expense for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
SG&A	$5,680	$8,973
R&D	538	667
Cost of goods sold	1,009	1,422
Total expense	$7,227	$11,062

The following table summarizes the remaining unrecognized compensation cost related to our long-term equity incentive awards as of March 31, 2010 and the weighted-average period over which the non-cash compensation cost is expected to be recognized:

		Weighted-
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$4,866	3.00
Restricted share awards	3,965	1.00
RSU’s	7,559	3.00
Performance share awards	4,999	3.00
Total	$21,389

In addition to the unrecognized compensation cost included in the table above, at March 31, 2010, $2.6 million of compensation cost was included in inventory on our unaudited interim consolidated balance sheet, which we expect to be recognized as non-cash compensation expense in our consolidated income statement primarily within the next twelve months.  The amount of share-based compensation expense that we will ultimately be required to record could change in the future as a result of additional grants, changes in the fair value of shares for performance-based awards, differences between our anticipated forfeiture rate and the actual forfeiture rate, the probability of achieving targets established for performance award vesting, and other actions by our board of directors or its compensation committee.

We expect that our share-based compensation expense will decline in subsequent periods as the remaining grants under our 2005 Stock Option and Incentive Plan vested on April 1, 2010, the remaining awards under our Special Recognition Plan vested in March 2010, and remaining awards under our 2006 Restricted Stock Plan primarily vested in March 2010.

RESULTS OF OPERATIONS

The following discussion and analysis contains information regarding our results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

	Three Months Ended March 31,		Change
	2010	2009	$	%
Net revenue:
Product	$374,615	$364,863	$9,752	2.7%
Other	6,346	6,932	(586)	(8.5)%
Total	380,961	371,795	9,166	2.5%
Cost of goods sold	217,351	209,201	(8,150)	(3.9)%
Gross profit	163,610	162,594	1,016	0.6%
Operating expenses:
SG&A	67,620	72,422	4,802	6.6%
R&D	16,271	16,541	270	1.6%
Total	83,891	88,963	5,072	5.7%
Income from operations	79,719	73,631	6,088	8.3%
Other non-operating (expense) income:
Interest expense, net	(11,263)	(21,345)	10,082	47.2%
Equity in earnings of affiliate	147	89	58	65.2%
Total	(11,116)	(21,256)	10,140	47.7%
Income before income taxes	68,603	52,375	16,228	31.0%
Provision for income taxes	(23,264)	(18,940)	(4,324)	(22.8)%
Net income	$45,339	$33,435	$11,904	35.6%

Earnings per common share:
Basic	$0.37	$25.09	$(24.72)	(98.5)%
Diluted	$0.35	$0.36	$(0.01)	(2.8)%

Financial measures:
Gross profit margin	42.9%	43.7%
Operating margin	20.9%	19.8%
Effective income tax rate	33.9%	36.2%

Net Revenue

The following table contains information regarding our net revenue:

	Three Months Ended March 31,		Change
	2010	2009	$	%
Product net revenue:
Gamunex IGIV	$212,795	$207,306	$5,489	2.6%
Prolastin A1PI	80,184	72,559	7,625	10.5%
Fraction V (Albumin and Plasmanate)	21,217	17,872	3,345	18.7%
Factor VIII (Koate DVI)	8,571	10,610	(2,039)	(19.2)%
Hyperimmunes	14,951	15,843	(892)	(5.6)%
Other	36,897	40,673	(3,776)	(9.3)%
Total product net revenue	374,615	364,863	9,752	2.7%
Other net revenue	6,346	6,932	(586)	(8.5)%
Total net revenue	$380,961	$371,795	$9,166	2.5%

	Three Months Ended March 31,		Change
	2010	2009	$	%
U.S. product net revenue:
Gamunex IGIV	$161,484	$153,572	$7,912	5.2%
Prolastin A1PI	50,845	47,806	3,039	6.4%
Factor V (Albumin and Plasmanate)	12,368	10,199	2,169	21.3%
Factor VIII (Koate DVI)	3,799	2,724	1,075	39.5%
Hyperimmunes	9,880	11,453	(1,573)	(13.7)%
Other	17,162	15,341	1,821	11.9%
Total U.S. product net revenue	$255,538	$241,095	$14,443	6.0%

International product net revenue:
Gamunex IGIV	$51,311	$53,734	$(2,423)	(4.5)%
Prolastin A1PI	29,339	24,753	4,586	18.5%
Factor V (Albumin and Plasmanate)	8,849	7,673	1,176	15.3%
Factor VIII (Koate DVI)	4,772	7,886	(3,114)	(39.5)%
Hyperimmunes	5,071	4,390	681	15.5%
Other	19,735	25,332	(5,597)	(22.1)%
Total international product net revenue	$119,077	$123,768	$(4,691)	(3.8)%

Our product net revenue was $374.6 million and $364.9 million for the three months ended March 31, 2010 and 2009, respectively, representing an increase of $9.8 million, or 2.7%.  The increase consisted of higher volumes of $5.7 million and improved pricing of $4.1 million, including the effects of favorable foreign exchange of $3.0 million.

The $5.5 million increase in our Gamunex net revenue consisted of higher volumes of $8.6 million, partially offset by lower pricing of $3.1 million, net of the effects of favorable foreign exchange of $0.7 million.  We experienced higher Gamunex volumes of $15.5 million in the U.S. and Europe, which were partially offset by lower volumes of $6.9 million in Canada and other international regions.  During the first quarter 2009, we experienced competitive pressures in Europe, which negatively impacted our Gamunex volumes during the 2009 period.  During 2010, our European Gamunex net revenue improved as compared to the prior period.  Our Canadian volumes were negatively impacted by lower commercial sales of Gamunex to Canadian Blood Services (CBS) as a result of their IGIV multi-source strategy.  Gamunex volumes in other international regions were negatively impacted by our ongoing internal investigation related to potential FCPA violations, which is discussed elsewhere in this Quarterly Report.  On a period over period comparison, Gamunex pricing was lower by $3.9 million in the U.S., Europe, and other international regions, net of $0.7 million of favorable foreign exchange, partially offset by improved pricing in Canada of $0.8 million.  The lower pricing is primarily attributable to higher Medicaid rebates in the U.S. as a result of the recently enacted healthcare reform legislation, which increased the size of the Medicaid rebates paid by drug manufacturers from 15.1% to 23.1% of the AMP, as well as higher Medicaid utilization and GPO administrative fees.  Although we have experienced a favorable pricing environment in prior periods largely as a result of supply constraints, we expect pricing to be flat given the current balance of supply and demand.

The $7.6 million increase in our Prolastin net revenue consisted of improved pricing of $6.4 million, including $2.0 million of favorable foreign exchange, and higher volumes of $1.2 million.  Our U.S. pricing was favorably impacted by a price increase implemented in the third quarter of 2009, partially offset by higher Medicaid utilization, and our European pricing was favorably impacted by $1.7 million of foreign exchange. During the three months ended March 31, 2009, we experienced a pricing adjustment of $2.3 million in Canada related to a pricing dispute.  The increase in volumes was primarily driven by the U.S. market, partially offset by lower volumes in Europe.  Prolastin volumes are largely a function of our ability to identify and enroll new patients as compared to the number of patients lost due to attrition and competition.  Our ability to grow our European volumes will also depend on our ability to obtain appropriate reimbursement on a country by country basis.

Our Fraction V product category consists of albumin and Plasmanate, with albumin representing the majority of sales in the category.  The $3.3 million increase in our Fraction V net revenue consisted of higher volumes of $3.5 million, partially offset by lower pricing of $0.2 million.  We experienced higher Fraction V volumes in the U.S., Canada, Europe, and other international regions as a result of supply availability.

Our other product net revenue consists primarily of revenue related to our contract manufacturing agreements for IGIV and Fraction V with the two Canadian blood system operators, CBS and Hema Quebec, intermediate products, Thrombate III (human), and contracted PPF powder.  The $3.8 million decrease in our other product net revenue was driven by lower contract manufacturing of IGIV and Fraction V.

As a result of a customer systems issue, we may experience a shortfall in hyperimmune revenues in 2010 in the range of $10 million to $15 million as compared to 2009.  We are also in the process of resolving an advisory banking issue related to the administration of Iranian letters of credit.  If we are unable to resolve this issue we would be limited in our ability to sell an estimated $25 million in product to Iran.  We believe that the potential revenue shortfall in 2010 from these matters may be partially offset by higher intermediate product sales.

Cost of Goods Sold and Gross Profit

Our gross profit was $163.6 million and $162.6 million for the three months ended March 31, 2010 and 2009, respectively, representing gross margin of 42.9% and 43.7%, respectively.  In general, our gross margin and cost of goods sold are impacted by the volume and pricing of our finished products, our raw material costs, production mix, yield, and cycle times, as well as our production capacities and normal production shut-downs, and the timing and amount of release of finished product.

Our cost of goods sold was $217.4 million, or 57.1% of net revenue, for the three months ended March 31, 2010, as compared to $209.2 million, or 56.3% of net revenue, for the three months ended March 31, 2009.  Our cost of goods sold benefited from lower TPR unabsorbed infrastructure and start-up costs of $12.4 million which declined to $2.0 million from $14.4 million in the first quarter 2010 compared to the first quarter 2009, respectively.  Our cost of goods sold was negatively impacted by $12.3 million in inventory impairment provisions in the first quarter 2010, an increase of $7.7 million which was primarily due to recoveries of $4.4 million in the 2009 first quarter; first quarter 2010 project spending of $11.7 million, an increase of $5.6 million versus first quarter 2009; and higher costs of production, which aggregated $7.3 million.

The largest component of our cost of goods sold is the cost of source plasma, which represented greater than 50% of our cost of goods sold for the periods presented.  The overall cost of source plasma is impacted by the fully-loaded collection cost per liter, including donor fees, labor, soft goods, facility costs, testing, and unabsorbed TPR infrastructure and start-up costs, the cost of plasma purchased from third parties, and variability in protein yields, among other factors.  Our internal cost per liter of plasma, including unabsorbed TPR infrastructure and start-up costs, declined 5.0% for the three months ended March 31, 2010 as compared to the prior year period, primarily driven by lower unabsorbed TPR infrastructure and start-up costs and higher TPR plasma collections.  Our acquisition cost per liter of third party plasma increased 2.3% during the three months ended March 31, 2010 as compared to the prior year period.  Due to our long manufacturing cycle times, which range from 100 days to in excess of 400 days, the cost of plasma is not expensed through cost of goods sold until a significant period of time subsequent to its acquisition.

We expect that unabsorbed TPR infrastructure and start-up costs will continue to decrease in 2010 as compared to prior periods.  The benefit will be partially offset by higher cost of goods sold due to yield variability, less efficient utilization of each incremental liter of plasma fractionated as we increase Gamunex production, and non-capitalizable costs associated with our capital projects, particularly the construction of our new fractionation facility.

Operating Expenses

Our SG&A was $67.6 million and $72.4 million for the three months ended March 31, 2010 and 2009, respectively, a decline of $4.8 million or 6.6%.  The first quarter 2010 benefited from the absence of costs related to our terminated merger agreement with CSL, for which we incurred legal and retention expenses of $5.7 million and $2.2 million, respectively, during the prior year period, within SG&A.  Our share-based compensation expense recorded in SG&A decreased $3.3 million during the three months ended March 31, 2010 as compared to the prior year period, driven primarily by a cumulative adjustment as a result of actual award forfeitures being higher than initially estimated as well as the acceleration of certain option awards to our Chief Executive Officer during the 2009 third quarter.  We experienced lower charitable donations of $4.7 million during the three months ended March 31, 2010 as compared to the prior year period.  These items were partially offset by higher sales and marketing expenses during the three months ended March 31, 2010 of $6.1 million primarily driven by the expansion of our sales force, marketing of our Gamunex CIDP indication, Prolastin patient identification efforts, the launch of Prolastin-C A1PI, as well as support for other products.  The first quarter 2010 SG&A also reflected new public company expenses as well as other items.

Our R&D was $16.3 million and $16.5 million for the three months ended March 31, 2010 and 2009, respectively.  As a percentage of net revenue, R&D was 4.3% and 4.4% for the three months ended March 31, 2010 and 2009, respectively.  R&D expenses are influenced by the timing of in-process projects and the nature and extent of expenses associated with these projects.  Additional information regarding our research and development projects is included in our 2009 Form 10K.  Projects related to our product life-cycle management and new product candidates have not changed materially since December 31, 2009.  We anticipate that R&D will increase in subsequent periods primarily as a result of increased Plasmin clinical trials related to aPAO and ischemic stroke as well as increased spending related to our development of recombinant A1PI and Factor VIII.  We previously disclosed that we intended to make a submission with the FDA to begin a clinical trial of Prolastin A1PI Aerosol (Alpha-1 Aerosol) for a clinical trial in the United States.  This proposed trial was a safety study involving a limited number of participants using plasma-derived Prolastin A1PI.  We have decided not to initiate an aerosol trial with plasma derived Prolastin A1PI.  We may resume development in the future of an aerosol formulation of A1PI if warranted with recombinant A1PI.

Our operating margin increased 112 basis points to 20.9% for the three months ended March 31, 2010 as compared to the 19.8% for the three months ended March 31, 2009, the increase of which was primarily attributable to lower SG&A.

Total Other Non-Operating Expense, net

The primary component of our other non-operating expense, net, is interest expense, which amounted to $12.1 million and $20.7 million for the three months ended March 31, 2010 and 2009, respectively.  Our weighted average interest rates on our outstanding debt, excluding amortization of deferred debt issuance costs and debt discount, were 7.9% and 5.7% for the three months ended March 31, 2010 and 2009, respectively.  The reduction in interest expense was driven by lower weighted average debt levels during the 2010 period.

Provision for Income Taxes

Our income tax provision was $23.3 million and $18.9 million for the three months ended March 31, 2010 and 2009, respectively, resulting in effective income tax rates of 33.9% and 36.2%, respectively.

For the three months ended March 31, 2010, our effective income tax rate is lower than the U.S. statutory Federal income tax rate, primarily due to a domestic production deduction, which was statutorily increased to 9% for 2010 and orphan drug clinical testing tax credits for qualifying expenditures, partially offset by state tax expense.  For the three months ended March 31, 2009, our effective income tax rate is higher than the U.S. statutory Federal income tax rate, primarily due to state tax expense, net of Federal benefit.

Net Income

Our net income was $45.3 million and $33.4 million for the three months ended March 31, 2010 and 2009, respectively.  The significant factors and events contributing to the change in our net income are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

The following table and subsequent discussion and analysis contain information regarding our cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$45,339	$33,435
Non-cash items	16,400	20,516
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(31,069)	(19,159)
Net cash provided by operating activities	$30,670	$34,792

Investing activities:
Purchases of property, plant, and equipment	$(17,690)	$(8,131)
Business acquisitions, net of cash acquired	—	(7,512)
Other	174	3
Net cash used in investing activities	$(17,516)	$(15,640)

Financing activities:
Repayments under Revolving Credit Facility, net	$—	$(18,880)
Repayment of borrowings under term loan	—	(1,750)
Repayments of capital lease obligations	(176)	(113)
Financing transaction costs	(78)	—
Proceeds from exercises of stock options	2,937	—
Excess tax benefits from share-based payment arrangements	4,590	1,437
Repurchases of common stock from employees	(4,917)	(3,902)
Net cash provided by (used in) financing activities	$2,356	$(23,208)

At March 31, 2010, our cash and cash equivalents totaled $80.3 million.  We use our available cash balances to repay amounts outstanding under our Revolving Credit Facility. We deposit any excess cash amounts into an overnight investment account.  At March 31, 2010, we had unused available borrowing capacity of $322.9 million under our Revolving Credit Facility.

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

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $30.7 million for the three months ended March 31, 2010 as compared to $34.8 million for the three months ended March 31, 2009.  Our net income was $45.3 million and $33.4 million for the three months ended March 31, 2010 and 2009, respectively.  Our non-cash operating items were $16.4 million and $20.5 million for the three months ended March 31, 2010 and 2009, respectively.  The following significant non-cash items impacted the comparability of the net cash provided by our operating activities during the periods presented.

•                  Our depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $8.1 million and $6.7 million, respectively.  The increase in depreciation and amortization expense during the periods presented reflects our cumulative capital investments, primarily related to our manufacturing facilities and TPR.

•                  Our share-based compensation expense for the three months ended March 31, 2010 and 2009 was $7.2 million and $11.1 million, respectively.  The decrease in share-based compensation expense was driven by a combination of an adjustment as a result of actual award forfeitures being higher than initially estimated as well as the acceleration of certain option awards to our Chief Executive Officer during the 2009 third quarter.

•                  During the three months ended March 31, 2010 and 2009, our deferred income taxes decreased $2.9 million and $0.9 million, respectively.  During the three months ended March 31, 2010 and 2009, we recognized excess tax benefits related to share-based compensation of $4.6 million and $1.4 million, respectively.

The changes in our operating assets and liabilities, net of effects from business acquisitions, were driven by the following items:

•                  Our accounts receivable, net, (increased) decreased $(31.3) million and $5.1 million during the three months ended March 31, 2010 and 2009, respectively.  Accounts receivable, net, balances are influenced by the timing of net revenue and customer collections.  Our days sales outstanding (DSO) were 40 days and 35 days for the three months ended March 31, 2010 and 2009, respectively, primarily driven by an increase in international accounts receivable and timing of payments.  Our international sales terms generally range from 30 to 150 days due to industry and national practices outside of the U.S., which can impact our DSO results.  We calculate DSO as our period end accounts receivable, net, divided by our prior three months’ net sales, multiplied by 90 days.  Our calculation of DSO may not be consistent with similar calculations performed by other companies.

•                  Our inventories increased $3.1 million and $6.5 million during the three months ended March 31, 2010 and 2009, respectively.  Our inventories fluctuate based upon our plasma collections, production mix and cycle times, production capacities, normal production shut-downs, finished product releases, targeted safety stock levels, and demand for our products.  Our biological manufacturing processes result in relatively long inventory cycle times ranging from 100 days to in excess of 400 days for some specialty plasma in addition to a required 60 day pre-production holding period for plasma.  Consequently, we have significant investment in raw material and work-in-process inventories for extended periods, and correspondingly, lower levels of finished goods inventories on hand.

•                  Our prepaid expenses and other assets decreased $7.8 million and $11.6 million during the three months ended March 31, 2010 and 2009, respectively.  The decreases for the three months ended March 31, 2010 and 2009 were primarily driven by decreases in prepaid income taxes of $7.4 million and $8.2 million, respectively.  In addition, during the three months ended March 31, 2009, we reclassified $4.5 million of prepaid plasma to raw material inventories as a result of plasma deliveries from International BioResources, L.L.C. and affiliated entities (IBR) upon center licensure, for which we subsequently acquired the plasma collection centers.

•                  Our operating liabilities decreased $4.5 million and $29.4 million during the three months ended March 31, 2010 and 2009, respectively.  Our liabilities fluctuate as a result of our cash management strategies and the varying due dates of accounts payable, accrued expenses, and other obligations.  The decrease for the three months ended March 31, 2010 was primarily driven by lower accounts payable obligations of $12.4 million and lower accrued payroll, bonuses, and employee benefits of $23.1 million primarily due to the payment of accrued 2009 corporate performance bonuses.  These items were partially offset by an increase in interest payable obligations of $11.6 million associated with our 7.75% Notes due to the timing of contractual payments, as well as higher taxes payable obligations of $5.4 million.  Further, our Medicaid, commercial rebates, and chargeback obligations increased $4.0 million during the three months ended March 31, 2010 primarily as a result of the recently enacted healthcare reform legislation which increased the rate of AMP used to compute Medicaid rebates charged to drug manufacturers and higher Medicaid utilization.  The decrease for the three months ended March 31, 2009 was primarily driven by lower accounts payable obligations of $9.9 million and lower accrued payroll, bonuses, and employee benefits of $22.8 million primarily due to the payment of accrued 2008 corporate performance bonuses.  These items were partially offset by higher taxes payable of $8.9 million.

Cash Flows from Investing Activities

Our capital expenditures were $17.7 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively.  Our capital expenditures reflect investments in our facilities to support a platform for future growth and efficiency improvements, including compliance enhancements, general infrastructure upgrades, capacity expansions, and new facilities.  Our capital expenditures also reflect investments in our TPR infrastructure to support our plasma collection efforts.  The increase in our capital spending reflects higher spending related to reliability/compliance initiatives, as well as our initial investments in our new fractionation strategic program, partially offset by lower TPR spending.  Information regarding our strategic capital programs is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations——Liquidity and Capital Resources” in our 2009 Form 10-K.

Our cash flows used in investing activities for the three months ended March 31, 2009 also included the purchase price of three plasma collection centers acquired from IBR.  The IBR center acquisition program was completed during the fourth quarter of 2009.

Cash Flows from Financing Activities

During the three months ended March 31, 2010, we received proceeds of $2.9 million from the exercise of 667,043 stock options.  In addition, we repurchased 246,823 shares of our common stock from employees for $4.9 million to settle their withholding tax obligations upon vesting of restricted stock.  During the three months ended March 31, 2010, we recognized excess tax benefits related to share-based compensation of $4.6 million.

During the three months ended March 31, 2009, we repurchased 234,704 shares of our common stock from employees for $3.9 million to settle their withholding tax obligations upon vesting of restricted stock.  In addition, we recognized excess tax benefits related to share-based compensation of $1.4 million.  During the three months ended March 31, 2009, we made contractual principal payments of $1.8 million under our First Lien Term Loan, which was repaid and terminated during the fourth quarter of 2009 with the proceeds from our IPO and refinancing transactions.

Outstanding amounts under our Revolving Credit Facility fluctuate based upon our business needs.

Credit Ratings

There were no changes to our credit ratings during the first quarter of 2010.  Our credit ratings as of March 31, 2010 were as follows:

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

Off Balance Sheet Arrangements

As of March 31, 2010, we do not have any off-balance sheet arrangements that are material or reasonably likely to be material to our consolidated financial position or results of operations.

Related Party Transactions

We consider Cerberus, Ampersand, and Centric to be related parties during the periods presented.  Additional information regarding transactions with our related parties is included in Note 7, “Related Party Transactions,” included elsewhere in this Quarterly Report.

NON-GAAP FINANCIAL MEASURES

We believe that a meaningful analysis of our operating performance is enhanced by the use of adjusted EBITDA, as defined in our Revolving Credit Facility, and Consolidated Cash Flow, as defined in our 7.75% Notes.

Both adjusted EBITDA and Consolidated Cash Flow are financial measures that are not defined by U.S. GAAP.  A non-GAAP financial measure is a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in a comparable measure calculated and presented in accordance with U.S. GAAP in the statement of operations, such as net income, or the statement of cash flows, such as operating cash flow, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measures so calculated and presented.  The non-GAAP measures that we use should not be considered a substitute for any performance measure determined in accordance with U.S. GAAP.  We do not rely solely on these non-GAAP financial measures and also consider our U.S. GAAP results.  Because the non-GAAP financial measures that we use are not calculated in the same manner by all companies, they may not be comparable to similarly titled measures used by other companies.  To properly and prudently evaluate our business, we encourage you to also review our U.S. GAAP unaudited interim consolidated financial statements included elsewhere in this Quarterly Report, and not to rely on any single financial measure to evaluate our business.  These non-GAAP financial measures have material limitations as analytical tools and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.  Additional information regarding our use of non-GAAP financial measures is included in our 2009 Form 10-K.

In addition to the adjustments we make in computing adjusted EBITDA and Consolidated Cash Flow, we also consider the impact of other items when evaluating our operating performance.  Certain of these items, which impact the comparability of our financial results are included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability.”

In the following table, we have presented a reconciliation of adjusted EBITDA and Consolidated Cash Flow to the most comparable U.S. GAAP measure, net income:

	Three Months Ended March 31,
	2010	2009
Net income	$45,339	$33,435
Interest expense, net (a)	11,263	21,345
Income tax provision (b)	23,264	18,940
Depreciation and amortization (c)	8,051	6,744
EBITDA	87,917	80,464
Management fees (d)	—	1,859
Non-cash share-based compensation expense (e)	7,227	11,062
Special recognition bonus expense (f)	1,614	1,798
Equity in earnings of affiliate (g)	(147)	(89)
Retention bonus awards (h)	—	3,717
Other (i)	47	(119)
Adjusted EBITDA/Consolidated Cash Flow as defined (j)	$96,658	$98,692

(a)          Represents interest expense associated with our debt structure.  During the three months ended March 31, 2010, our debt structure consisted of our $600.0 million 7.75% Notes and $325.0 million Revolving Credit Facility.  During the three months ended March 31, 2009, our debt structure consisted of facilities totaling $1.355 billion, including our $700.0 million First Lien Term Loan, $330.0 million Second Lien Term Loan, and $325.0 million Revolving Credit Facility, as well as our interest rate cap and swap contracts.

(b)         Represents our income tax provision as presented in our unaudited interim consolidated income statements.

(c)          Represents depreciation and amortization expense associated with our property, plant, and equipment, and all other intangible assets.

(d)         Represents the advisory fees paid to Talecris Holdings, LLC, under the Management Agreement, as amended.  This agreement was terminated in connection with our IPO.

(e)          Represents our non-cash share-based compensation expense associated with stock options, restricted stock, RSU’s, and performance share units.

(f)            Represents compensation expense associated with special recognition bonus awards granted to certain of our employees and senior executives to reward their past performance.  We made the final payments under the special recognition bonus awards during March 2010.  We do not anticipate granting similar awards in the future.

(g)         Represents non-operating income associated with our investment in Centric, which we believe are not part of our core operations.

(h)         Represents merger related retention expense, including fringe benefits, related to our terminated merger agreement with CSL.  All retention amounts were paid during 2009.

(i)             For the three months ended March 31, 2010, the amount represents losses on disposals of equipment.  For the three months ended March 31, 2009, the amount includes long-lived asset impairment charges of $0.1 million and losses on disposals of equipment of $0.3 million, offset by inventory recoveries of $0.5 million.

(j)             The computation of Consolidated Cash Flow is not applicable prior to the issuance of the 7.75% Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate on a global basis and are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates, foreign exchange, and commodity prices.  The overall objective of our financial risk management program has historically been to minimize the impact of these risks through operational means and by using various financial instruments.  These practices may change as economic conditions change.  At March 31, 2010, we were not a party to any derivative financial instruments.

Interest Rate Risk

At March 31, 2010, our long-term debt consisted of our 7.75% Notes ($600.0 million outstanding), which bears a fixed interest rate, and our $325.0 million Revolving Credit Facility, which bears interest at a rate based upon either ABR or LIBOR, at our option, plus applicable margins based upon borrowing availability.  Our exposure to adverse movements in ABR or LIBOR during the three months ended March 31, 2010 was not significant as a result of minimal average borrowings outstanding under the Revolving Credit Facility during the period.  Assuming a fully drawn Revolving Credit Facility and a 100 basis point increase in applicable interest rates, our interest expense, net, would increase by $3.25 million on an annual basis.

At March 31, 2010, we had cash and cash equivalents of $80.3 million.  We use our available cash balances to repay amounts outstanding under our Revolving Credit Facility. We deposit any excess amounts into an overnight investment account, which earns minimal interest.  Because our cash and cash equivalents are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the carrying value of our cash and cash equivalents.  We actively monitor changes in interest rates.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies.  As such, our financial position, results of operations, cash flows, and competitive position are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar.  Our foreign currency exposures are primarily limited to the impact that fluctuations in the euro and the Canadian dollar have on our net revenue and the remeasurement of our euro-denominated accounts receivable.

Approximately 31.4% of our net revenue for the three months ended March 31, 2010 was generated outside of the United States.   Our product net revenue was favorably impacted by $3.0 million, or 0.8%, as a result of foreign currency exchange rate fluctuations in relation to the U.S. dollar during the three months ended March 31, 2010.  In addition, we incurred transaction losses, net, of $3.9 million during the three months ended March 31, 2010, primarily related to the remeasurement of euro denominated accounts receivable, which we recorded within SG&A in our unaudited consolidated income statement.

For the purpose of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our unaudited consolidated income statement for a hypothetical 10% strengthening of the U.S. dollar compared with the euro and Canadian dollar for the three months ended March 31, 2010.  Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $4.3 million.  There would have been minimal impact to the transaction losses recorded within SG&A in our unaudited consolidated income statement.  We have not hedged our exposure to changes in foreign currency exchange rates.  Consequently, we could incur unanticipated gains and losses as a result of changes in foreign currency exchange rates.

Commodity Risk

Plasma is the key raw material used in the production of our products, which we obtain from our plasma collection centers, as well as third party plasma suppliers.  As of March 31, 2010, our plasma collection center platform consisted of 69 operating centers, of which 64 were licensed and 5 were unlicensed.  These licensed centers collected approximately 69% of our plasma during the three months ended March 31, 2010.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our unaudited consolidated income statements for a hypothetical 10% increase in the cost of plasma used to produce the products sold during the three months ended March 31, 2010.  Assuming this 10% increase in the cost of plasma, our cost of goods sold would have increased by $13.6 million and our gross margin would have been negatively impacted by 358 basis points for the three months ended March 31, 2010.  This sensitivity analysis assumes that we would not be able to pass the hypothetical cost increase to our customers in the form of pricing increases.  This sensitivity analysis does not consider the fixed pricing of plasma purchased from our third-party plasma suppliers.

We have embarked on a substantial capital plan as discussed further in our 2009 Form 10-K to address our fractionation capacity constraints.  As such, we anticipate that we could be subject to market risk from fluctuating prices of certain purchased commodities, such as steel.  While these materials will come from multiple sources, commodities are subject to market price fluctuations.  We will purchase these commodities based upon market prices established with various suppliers as part of the purchasing process.  To the extent that commodity prices increase and we do not have firm pricing commitments, or if the suppliers are not able to honor such prices, we may experience unplanned costs in order to continue with our capital programs.  We currently do not anticipate hedging our exposures to market risks associated with our commodities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods as specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2009 Form 10-K, except as noted below.

Risks Related to Healthcare Reform and Reimbursement

We could be adversely affected if the implementation of recently passed healthcare reform legislation substantially changes the market for medical care or healthcare coverage in the United States.

Substantial changes could be made to the current system for paying for healthcare in the U.S., including changes made in order to extend medical benefits to those who currently lack insurance coverage. Approximately 47 million Americans currently lack health insurance of any kind. Extending coverage to such a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs (Medicare, Medicaid and State Children’s Health Insurance Program), creation of state-based healthcare insurance exchanges, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for prescribed drugs and biopharmaceuticals, such as those produced and marketed by us. If reimbursement for these products is substantially reduced in the future, or rebate obligations associated with them are substantially increased (discussed in more detail below), our business could be materially impacted.  In addition, beginning in 2012, the new law may require us to issue Internal Revenue Service Form 1099’s to plasma donors.  The cost of implementing this requirement, as well as its potential impact on the behavior of donors, is unknown at this time.

Extending medical benefits to those who currently lack coverage will likely result in substantial cost to the federal government, which may force significant changes to the U.S. healthcare system. Much of the funding for expanded healthcare coverage will be sought through cost savings. While some of these savings may come from realizing greater efficiencies in delivering care, improving the effectiveness of preventive care and enhancing the overall quality of care, much of the cost savings may come from reducing the cost of care. Cost of care could be reduced by reducing the level of reimbursement for medical services or products (including those biopharmaceutical products produced and marketed by us), or by restricting coverage (and, thereby, utilization) of medical services or products. In either case, a reduction in the utilization of, or reimbursement for, our products could have a materially adverse impact on our financial performance.

All of the changes discussed above, and others, passed in this legislation are subject to rule-making and implementation timelines that extend for several years. This uncertainty limits our ability to forecast changes that may occur in the future and to manage our business accordingly.

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

Additionally, the settlement of class action litigation against First DataBank and others will result in the downward revision and possible eventual elimination of the published Average Wholesale Prices (AWPs) which are an important basis for reimbursement used by many third-party payors for our products. Under the settlement, the revision became effective in September 2009. First DataBank and other pricing compendia have stated that they will or may discontinue publishing AWP within two years. Consequently, given the nature of our Prolastin Direct model in the U.S., we anticipate a decrease in Prolastin/Prolastin-C A1PI AWPs resulting in a decrease in our net price subsequent to the settlement. We currently estimate the annual impact of the First DataBank settlement to be a reduction in the net revenue between $3 million and $6 million.

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

Risks Related to Our Business

Our ability to export products to Iran requires annual export licenses and the use of intermediate or advisory banks.

In 2009, we had sales of $22.2 million, or approximately 1.4% of our net revenue, to customers located in Iran pursuant to an export license which must be renewed annually.  While our license has been renewed for 2010, should political tensions between the U.S. and Iran escalate, the export license might be revoked, resulting in the loss of sales.  In addition, an advisory bank through whom we have previously conducted business in Iran has decided no longer to conduct this business and we will not be able to resume shipments to Iran until we find another advisory bank, which may or may not be possible.

Risks Related to Our Common Stock

Lock-up Agreements with our directors, executive officers and Talecris Holdings, LLC have recently expired, which may result in increased sales of our common stock.

Lock-up Agreements with our directors, executive officers, and Talecris Holdings, LLC expired on March 29, 2010, which may result in increased sales of our common stock.  As of April 26, 2010, we had outstanding 122,875,752 shares of common stock.  Of these shares, 61,175,236 shares are held by Talecris Holdings, LLC and 2,603,276 shares are held by our directors and employees, including 186,600 unvested shares. In addition, as of April 26, 2010, we had exercisable options to purchase 10,582,424 shares of our common stock.  Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  If sales activity increases, the price of our common stock may decline, resulting in losses to our investors.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

10.1

Letter Agreement, dated February 24, 2010, amending the terms of an amended and restated Employment Agreement, dated November 26, 2008, by and between Talecris Biotherapeutics Holdings Corp. and Kari Heerdt

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as may be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Research Triangle Park, State of North Carolina, on April 28, 2010.

Talecris Biotherapeutics Holdings Corp.

By:	/s/ Lawrence D. Stern

Lawrence D. Stern
Chairman and Chief Executive Officer

By:	/s/ John M. Hanson
John M. Hanson
Executive Vice President and Chief Financial Officer