Form 10-Q
period 2010-06-30
Talecris Biotherapeutics Holdings Corp.
filed 2010-07-29
CIK 1405197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 123,126,654 shares of Common Stock, $0.01 par value, as of July 21, 2010

Talecris Biotherapeutics Holdings Corp.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Talecris Biotherapeutics Holdings Corp.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$89,502	$65,239
Accounts receivable, net of allowances of $3,540 and $3,461, respectively	169,030	136,978
Inventories	653,384	644,054
Deferred income taxes	88,652	88,652
Prepaid expenses and other	36,652	31,466
Total current assets	1,037,220	966,389

Property, plant, and equipment, net	303,078	267,199
Investment in affiliate	2,261	1,935
Intangible assets	10,880	10,880
Goodwill	172,860	172,860
Deferred income taxes	—	5,848
Other	17,891	19,894
Total assets	$1,544,190	$1,445,005

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$70,276	$71,046
Accrued expenses and other liabilities	156,814	170,533
Current portion of capital lease obligations	789	740
Total current liabilities	227,879	242,319

Long-term debt and capital lease obligations	605,149	605,267
Deferred income taxes	5,693	—
Other	14,929	15,265
Total liabilities	853,650	862,851

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 123,051,387 and 122,173,274 shares issued and outstanding, respectively	1,227	1,212
Additional paid-in capital	783,980	767,032
Accumulated deficit	(93,484)	(186,446)
Accumulated other comprehensive (loss) income, net of tax	(1,183)	356
Total stockholders’ equity	690,540	582,154
Total liabilities and stockholders’ equity	$1,544,190	$1,445,005

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Consolidated Income Statements

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue:
Product	$397,102	$370,116	$771,717	$734,979
Other	5,724	5,454	12,070	12,386
Total	402,826	375,570	783,787	747,365
Cost of goods sold	223,217	224,008	440,568	433,209

Gross profit	179,609	151,562	343,219	314,156

Operating expenses:
Selling, general, and administrative	76,004	62,003	143,624	134,425
Research and development	15,888	19,020	32,159	35,561
Total	91,892	81,023	175,783	169,986

Income from operations	87,717	70,539	167,436	144,170

Other non-operating (expense) income:
Interest expense, net	(12,123)	(20,513)	(23,386)	(41,858)
Merger termination fee	—	75,000	—	75,000
Equity in earnings of affiliate	179	95	326	184
Total	(11,944)	54,582	(23,060)	33,326

Income before income taxes	75,773	125,121	144,376	177,496

Provision for income taxes	(28,150)	(41,849)	(51,414)	(60,789)

Net income	47,623	83,272	92,962	116,707

Less dividends to preferred stockholders	—	(3,914)	—	(7,732)
Net income available to common stockholders	$47,623	$79,358	$92,962	$108,975

Net income per common share:

Basic	$0.39	$47.42	$0.76	$76.29

Diluted	$0.37	$0.89	$0.73	$1.24

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Net income	$92,962	$116,707

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,851	13,921
Amortization of deferred loan fees and debt discount	2,108	1,882
Share-based compensation expense	10,584	20,171
Change in allowance for doubtful receivables and advances	981	1,976
Recognition of previously deferred revenue	(109)	(113)
Amortization of deferred compensation	1,709	3,062
Equity in earnings of affiliate	(326)	(184)
Asset impairment	231	369
Loss on disposal of property, plant, and equipment	92	869
Decrease in deferred tax assets	11,541	4,216
Excess tax benefits from share-based payment arrangements	(5,708)	(1,437)
Changes in assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(33,053)	(7,539)
Inventories	(10,047)	(21,965)
Prepaid expenses and other assets	(6,409)	14,260
Accounts payable	(770)	(4,203)
Accrued expenses and other liabilities	(5,136)	(9,799)
Interest payable	(3,102)	(1,287)
Net cash provided by operating activities	72,399	130,906

Cash flows from investing activities:
Purchases of property, plant, and equipment	(53,205)	(23,672)
Business acquisitions, net of cash acquired	—	(18,234)
Financing arrangements with third party suppliers, net of repayments	361	(1,575)
Other	—	232
Net cash used in investing activities	(52,844)	(43,249)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	430	734,598
Repayments of borrowings under Revolving Credit Facility	(430)	(821,301)
Repayments of borrowings under term loan	—	(3,500)
Financing transaction costs	(417)	—
Repayments of capital lease obligations	(356)	(257)
Proceeds from exercises of stock options	6,057	—
Repurchases of common stock from employees	(4,917)	(3,902)
Excess tax benefits from share-based payment arrangements	5,708	1,437
Net cash provided by (used in) financing activities	6,075	(92,925)

Effect of exchange rate changes on cash and cash equivalents	(1,367)	118
Net increase (decrease) in cash and cash equivalents	24,263	(5,150)
Cash and cash equivalents at beginning of period	65,239	16,979
Cash and cash equivalents at end of period	$89,502	$11,829

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Notes to Unaudited Consolidated Financial Statements

1.                   Description of Business

We are a biopharmaceutical company that researches, develops, manufactures, markets, and sells protein-based therapies that extend and enhance the lives of individuals who suffer from chronic and acute, often life-threatening, conditions, such as primary immune deficiencies, chronic inflammatory demyelinating polyneuropathy (CIDP), alpha-1 antitrypsin deficiency-related emphysema, bleeding disorders, infectious diseases, and severe trauma.  Our primary products have orphan drug designation to serve populations with rare, chronic diseases. Our products are derived from human plasma, the liquid component of blood, which is sourced from our plasma collection centers or purchased from third parties, located in the United States. Plasma contains many therapeutic proteins, which we extract through the process of fractionation at our Clayton, North Carolina and Melville, New York facilities. The fractionated intermediates are then purified, formulated into final bulk, and aseptically filled into final containers for distribution. We also sell the fractionated intermediate products.

The majority of our sales are concentrated in two key therapeutic areas of the plasma business: Immunology/Neurology, through our intravenous immune globulin (IGIV) product for the treatment of primary immune deficiency and autoimmune diseases, as well as CIDP, and Pulmonology, through our alpha-1 proteinase inhibitor (A1PI) product for the treatment of alpha-1 antitrypsin deficiency-related emphysema. These therapeutic areas are served by our branded products: Gamunex, Immune Globulin Intravenous (Human), 10% Caprylate/Chromatography Purified (Gamunex, Gamunex IGIV) and Prolastin Alpha-1 Proteinase Inhibitor (Human) (Prolastin, Prolastin A1PI, Prolastin-C A1PI).  The launch of our next generation Prolastin product, Prolastin-C A1PI, has been essentially completed in the United States and we will launch Prolastin-C A1PI in Canada in the 2010 third quarter. Sales of Gamunex and Prolastin/Prolastin-C A1PI together comprised 74.9% and 74.8% of our net revenue for the three months ended June 30, 2010 and 2009, respectively, and 75.9% and 75.0% of our net revenue for the six months ended June 30, 2010 and 2009, respectively.  We also have a line of hyperimmune therapies that provides treatment for tetanus, rabies, hepatitis A, hepatitis B, and Rh factor control during pregnancy and at birth. In addition, we provide plasma-derived therapies for critical care/homeostasis, including the treatment of hemophilia, an anti-coagulation factor (Thrombate III), as well as albumin to expand blood volume. Although we sell our products worldwide, the majority of our sales are concentrated in the United States and Canada.

We are headquartered in Research Triangle Park, North Carolina and our primary manufacturing facilities are a short distance away in Clayton, North Carolina.  Our Clayton site is one of the world’s largest plasma protein processing facilities whose operations include fractionation, purification, filling, and finishing.  We have an integrated plasma collection center platform, which as of June 30, 2010, consisted of 69 operating centers, of which 64 were licensed and 5 were unlicensed.  Subsequent to June 30, 2010, we received FDA licensure for two additional plasma collection centers.  In addition to our U.S. operations, we have sales and marketing operations located in Germany and Canada, as well as a team dedicated to the development of our international markets.

On October 6, 2009, we completed our initial public offering (IPO), which resulted in net primary proceeds to us of $519.7 million.  In addition, during October 2009, we amended our Revolving Credit Facility and completed the issuance of $600.0 million, 7.75% Unsecured Senior Notes, due November 15, 2016, at a price of 99.321% of par, in a private placement to certain qualified institutional buyers. The issuance of the notes resulted in net proceeds to us of $583.9 million.  Proceeds from these transactions were used to repay and terminate our then existing First and Second Lien Term Loans, settle and terminate certain interest rate swap contracts, and repay amounts outstanding under our Revolving Credit Facility.  Additional information regarding our IPO and refinancing transactions is included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on February 23, 2010 (2009 Form 10-K).

On July 19, 2010, we exchanged all of our then outstanding 7.75% Senior Notes due 2016 for 7.75% Senior Notes due 2016 that have been registered under the Securities Act of 1933, as amended (Exchange Notes).  Additional information regarding this transaction is included in Note 15, “Subsequent Events.”

Until January 21, 2010, a majority of our outstanding common stock was owned by Talecris Holdings, LLC.  Talecris Holdings, LLC is owned by (i) Cerberus-Plasma Holdings LLC, the managing member of which is Cerberus Partners, L.P., and (ii) limited partnerships affiliated with Ampersand Ventures. Substantially all rights of management and control of Talecris Holdings, LLC are held by Cerberus-Plasma Holdings LLC. As of June 30, 2010, Talecris Holdings, LLC owned approximately 49.7% of our outstanding common stock.

As discussed in Note 3, we entered into a definitive merger agreement with Grifols S.A. and Grifols, Inc. (Grifols) on June 6, 2010. Under the terms of the agreement, Grifols will acquire, through merger transactions, all of the common stock of Talecris for a combination of $19.00 in cash and 0.641 of a newly-issued non-voting Grifols’ (Class B) ordinary share for each outstanding Talecris share.  Under the terms of the agreement, completion of the transaction is subject to obtaining certain regulatory approvals, shareholder approvals, as well as other customary conditions.

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

Recent Accounting Pronouncements

There were no accounting pronouncements during the six months ended June 30, 2010 that are expected to have a material impact on our consolidated financial statements or related disclosures.

3.                   Definitive Merger Agreement with Grifols S.A. and Grifols, Inc. (Grifols)

We entered into a definitive merger agreement with Grifols on June 6, 2010. Under the terms of the agreement, Grifols will acquire, through merger transactions, all of the common stock of Talecris for a combination of $19.00 in cash and 0.641 of a newly-issued non-voting Grifols’ (Class B) ordinary share for each outstanding Talecris share (the merger consideration).  Under the terms of the agreement, completion of the transaction is subject to obtaining certain regulatory approvals, shareholder approvals, as well as other customary conditions. The 0.641 exchange ratio is generally fixed but is subject to adjustment to a lower exchange ratio to the extent that application of 0.641 exchange ratio would result in Grifols issuing in excess of 86.5 million Grifols non-voting shares in the transaction. The Grifols non-voting shares will be listed on NASDAQ in the form of American Depositary Shares and the Madrid, Barcelona, Bilbao and Valencia stock exchanges and quoted on the Automated Quotation System of the Spanish Stock Exchanges.  Grifols non-voting shares will carry the same economic rights as Grifols ordinary shares. Additionally, Talecris share-based compensation, whether vested or unvested, generally will be converted into the right to receive or acquire the merger consideration, or, in the case of employee stock options, the right to acquire the merger consideration, as described in the merger agreement in lieu of Talecris common stock.  The merger agreement provides that if the merger agreement is terminated under specified circumstances

Grifols will be required to pay Talecris a termination fee of either $100 million or $375 million, depending on the specified circumstances. If the merger agreement is terminated under other specified circumstances, Talecris will be required to pay Grifols a termination fee of $100 million. Generally, except as noted above, all fees and expenses incurred in connection with the merger agreement and the transactions contemplated by the merger agreement will be paid by the party incurring those expenses.  We have incurred and will continue to incur significant costs related to investment banking, legal, and accounting activities, as well as retention expenses, related to this merger transaction. The leading shareholders of Grifols have entered into an agreement with us, subject to conditions, to vote their Grifols shares in favor of the transaction and, separately, an affiliate of Cerberus Capital Management, L.P., which owns approximately 49% of the outstanding Talecris common stock, has entered into an agreement with Grifols, subject to conditions, to vote its Talecris shares in favor of the transaction.

4.                   Definitive Merger Agreement with CSL Limited (CSL)

We entered into a definitive merger agreement with CSL on August 12, 2008, which was subject to the receipt of certain regulatory approvals as well as other customary conditions.  The U.S. Federal Trade Commission filed an administrative complaint before the Commission challenging the merger and a complaint in Federal district court seeking to enjoin the merger during the administrative process.  On June 8, 2009, the merger parties agreed to terminate the definitive merger agreement, and as a result, CSL paid us a merger termination fee of $75.0 million during the 2009 second quarter.  The U.S. Federal Trade Commission’s complaints were subsequently dismissed.  We incurred retention expense, including fringe benefits, of $3.0 million and $6.7 for the three and six months ended June 30, 2009, respectively, and legal costs associated with the regulatory review process of $0.3 million and $6.0 million during the three and six months ended June 30, 2009, respectively.  No amounts were incurred during 2010. All retention amounts were paid during 2009.

5.                   Inventories and Cost of Goods Sold

Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
Raw material	$173,948	$171,866
Work-in-process	337,825	312,178
Finished goods	141,611	160,010
Total inventories	$653,384	$644,054

Our raw material inventories include unlicensed plasma and related testing costs of $11.8 million and $7.6 million at June 30, 2010 and December 31, 2009, respectively, which we believe are realizable.

Unabsorbed Talecris Plasma Resources, Inc. (TPR) Infrastructure and Start-Up Costs

Our cost of goods sold includes $1.7 million and $11.0 million for the three months ended June 30, 2010 and 2009, respectively, and $3.7 million and $25.4 million for the six months ended June 30, 2010 and 2009, respectively, related to unabsorbed TPR infrastructure and start-up costs associated with the development of our plasma collection center platform.  Until our plasma collection centers reach normal operating capacity, we charge unabsorbed overhead costs directly to cost of goods sold.

6.                   Comprehensive Income

The following table includes the components of our comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$47,623	$83,272	$92,962	$116,707
Foreign currency translation adjustments	(989)	456	(1,539)	90
Net unrealized gain on derivative financial instruments, net of tax	—	3,176	—	5,088
Total comprehensive income	$46,634	$86,904	$91,423	$121,885

During the fourth quarter of 2009, we settled and terminated our interest rate swap contracts as discussed further in our 2009

Form 10-K.

7.                   Income Taxes

Our income tax provision was $28.2 million and $41.8 million for the three months ended June 30, 2010 and 2009, respectively, resulting in effective income tax rates of 37.2% and 33.4%, respectively.  Our income tax provision was $51.4 million and $60.8 million for the six months ended June 30, 2010 and 2009, respectively, resulting in effective income tax rates of 35.6% and 34.2%, respectively.

For the three and six months ended June 30, 2010, our effective income tax rate is higher than the U.S. statutory Federal income tax rate, primarily due to the non-deductibility of transaction costs related to our definitive merger agreement with Grifols and the effects of state taxes.  These items were partially offset by a domestic production deduction, which was statutorily increased to 9% for 2010, and credits for orphan drug clinical testing expenditures.

For the three and six months ended June 30, 2009, our effective income tax rate is lower than the U.S. statutory Federal income tax rate, primarily due to credits for Federal Research and Experimentation and orphan drug clinical testing expenditures and the deduction of previously capitalized transaction costs related to our terminated merger agreement with CSL.  These factors offset the effects of state taxes.

8.                   Related Party Transactions

Until January 21, 2010, a majority of our outstanding common stock was owned by Talecris Holdings, LLC.  Talecris Holdings, LLC is owned by (i) Cerberus-Plasma Holdings LLC, the managing member of which is Cerberus Partners, L.P., and (ii) limited partnerships affiliated with Ampersand Ventures. Substantially all rights of management and control of Talecris Holdings, LLC are held by Cerberus-Plasma Holdings LLC. As of June 30, 2010, Talecris Holdings, LLC owned approximately 49.7% of our outstanding common stock.  We had a management agreement with Cerberus-Plasma Holdings LLC and an affiliate of Ampersand Ventures, which was terminated as of September 30, 2009 in connection with our IPO.  We have a Master Consulting and Advisory Services Agreement with an affiliate of Cerberus to provide certain advisory services to us, for which we incurred no significant costs for the periods presented.

We have an equity investment in Centric Health Resources, Inc. (Centric); therefore, we consider Centric to be a related party during the periods presented.  Centric provides services in the management of our Prolastin and Gamunex Direct programs.  In this capacity, Centric provides warehousing, order fulfillment, distribution, home infusion, and customer relationship services for us primarily related to our U.S. sales of Prolastin/Prolastin-C A1PI.  Centric maintains inventory on our behalf which it utilizes to fill customer orders.  Centric also provides services to us in collecting accounts receivable for sales made under the Prolastin and Gamunex Direct programs. We provide Centric with a fee for each unit of product provided to patients which escalates with volume.

The following table summarizes our related party transactions for the three and six months ended June 30, 2010 and 2009 and our related party accounts payable balances at June 30, 2010 and December 31, 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Centric (product distribution and other services)	$5,752	$5,096	$11,076	$9,948
Cerberus (management fees)	$—	$1,898	$—	$3,757

	Activity/	Payable
Related Party	Transaction	June 30, 2010	December 31, 2009
Centric	Product distribution and other services	$6,169	$5,537
Cerberus	Operational support	$361	$349

9.                   Commitments and Contingencies

We have disclosed information regarding our commercial commitments in our 2009 Form 10-K.  The following summarizes our significant changes in material commitments and contingencies as of June 30, 2010.

Agreements related to Grifols Merger

We have entered into agreements with investment bankers related to our definitive merger agreement with Grifols, as discussed in Note 3.  We incurred fees totaling $2.5 million under these agreements during the three months ended June 30, 2010.  We are obligated to pay additional fees totaling $21.3 million upon successful closing of the merger transaction.  During the three months ended June 30, 2010, we also incurred legal, accounting, and other fees of $5.9 million associated with the definitive merger agreement.  We expect to incur significant costs related to the retention of key employees, which we currently estimate at $10.5 million.  Retention amounts will likely be recognized ratably through the second quarter of 2011.

Capital Commitments

As discussed in our 2009 Form 10-K, we have embarked on a substantial capital plan to address our manufacturing capacity constraints.  As of June 30, 2010, we have commitments for capital spending under this capital program of approximately $72.0 million.

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

Grifols Transaction

Four purported class action lawsuits have been filed against Talecris, the members of its board of directors, Grifols S.A. and subsidiaries and in one case, Talecris’ principal stockholder, all alleging breach of various fiduciary duties in approving the acquisition of Talecris by a subsidiary of Grifols, S.A.  The cases seek equitable and injunctive relief, damages and/or punitive damages.  The cases are Laborers Local 235 Benefit Funds v. Charpie, et al (Delaware Chancery, June 14, 2010); Chiarantano v. Stern, et al (Delaware Chancery, June 30, 2010); Kovary v. Talecris Biotherapeutics Holdings Corp et al (Wake County, NC, July 12, 2010); and Rubin v. Charpie, et al (Durham County, NC, July 12, 2010).

National Genetics Institute/Baxter Healthcare Corporation Litigation

In May 2008, Baxter Healthcare Corporation (Baxter) and National Genetics Institute (NGI), a wholly-owned subsidiary of Laboratory Corporation of America, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging that we infringed U.S. Patent Nos. 5,780,222, 6,063,563, and 6,566,052. They subsequently withdrew and re-filed the case in November 2008. The patents deal primarily with a method of screening large numbers of biological samples utilizing various pooling and matrix array strategies, and the complaint alleges that the patents are owned by Baxter and exclusively licensed to NGI. In November 2008, we filed our answer to their complaint, asserting anti-trust and other counterclaims, and filed a request for re-examination of the patents with the Patent and Trademark Office (PTO), which was subsequently granted. We filed a motion to stay litigation pending the PTO proceedings. The motion was unopposed and subsequently granted on January 30, 2009. On June 29, 2010, the PTO issued Reexamination Certificates for U.S. Patent Nos. 5,780,222 and 6,063,563 without amending the claims of the patents.  The Reexamination Certificate for U.S. Patent No. 6,566,052 has not yet been issued by the PTO.  Neither party has yet filed motions to resume the litigation. We believe the allegations of infringement are without merit and that the patents are invalid as applied to our processes.

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

In August 2008, we notified PCA that they were in breach of the Amended and Restated Plasma Sale/Purchase Agreement.  We terminated the agreement in September 2008. In November 2008, TPR filed suit in federal court in Raleigh, North Carolina against the G&M Crandall Limited Family Partnership and its individual partners as guarantors of obligations of PCA. We were served in January 2009 in a parallel state action by PCA, alleging breach of contract by TPR. Motions to summary judgment by both parties have been denied. The two cases are proceeding in parallel, with trial in the state set for Fall 2010.

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

In July 2009, we voluntarily contacted the U.S. Department of Justice (DOJ) to advise them of the investigation and to offer our cooperation in any investigation that they want to conduct or they want us to conduct. The DOJ has not indicated what action it may take, if any, against us or any individual, or the extent to which it may conduct its own investigation. The DOJ or other federal agencies may seek to impose sanctions on us that may include, among other things, injunctive relief, disgorgement, fines, penalties, appointment of a monitor, appointment of new control staff, or enhancement of existing compliance and training programs. Other countries in which we do business may initiate their own investigations and impose similar penalties. As a result of this investigation, we have suspended shipments to some of these countries while we put additional safeguards in place. In some cases, safeguards involved terminating consultants and suspending relations with or terminating distributors in countries under investigation as circumstances warranted. These actions unfavorably affected revenue from these countries in 2009 and have an ongoing unfavorable impact on revenue in 2010. We have resumed sales in countries where we have appropriate safeguards in place and are reallocating product to other countries as necessary.  To the extent that we conclude, or the DOJ concludes, that we cannot implement adequate safeguards or otherwise need to change our business practices, distributors, or consultants in affected countries or other countries, this may result in a permanent loss of business from those countries. These sanctions or the loss of business could have a material adverse effect on us or our results of operations. Based on the information obtained to date, we have not determined that any potential liability that may result is probable or can be reasonably estimated. Therefore, we have not made any accrual in our unaudited interim consolidated financial statements as of June 30, 2010.

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

10.            Share-Based Compensation

We have long-term incentive plans, which provide for the grant of awards in the form of incentive stock options, nonqualified stock options, share appreciation rights, restricted stock, restricted stock units (RSU’s), unrestricted shares of common stock, deferred share units, and performance share units, to eligible employees, directors, and consultants.

Share-based compensation expense for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
SG&A	$2,270	$7,477	$7,950	$16,450
R&D	177	512	715	1,179
Cost of goods sold	910	1,120	1,919	2,542
Total expense	$3,357	$9,109	$10,584	$20,171

Capitalized in inventory	$419	$868	$1,445	$2,006

Amounts capitalized in inventory are recognized in cost of goods sold in our consolidated income statement primarily within twelve months.

The following table summarizes the remaining unrecognized compensation cost related to our share-based compensation programs as of June 30, 2010 and the weighted average period over which the non-cash compensation cost is expected to be recognized:

		Weighted-
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$4,819	2.60
Restricted share awards	3,244	0.75
RSU’s	7,302	2.66
Performance share awards	4,248	2.76
Total	$19,613

In addition to the unrecognized compensation cost included in the table above, at June 30, 2010, $2.1 million of compensation cost was included in inventory on our unaudited interim consolidated balance sheet, which we expect to be recognized as non-cash compensation expense in our consolidated income statement primarily within the next twelve months.  The amount of share-based compensation expense that we will ultimately be required to record could change in the future as a result of additional grants, changes in the fair value of shares for performance-based awards, differences between our anticipated forfeiture rate and the actual forfeiture rate, the probability of achieving targets established for performance award vesting, and other actions by our board of directors or its compensation committee.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2009	12,129,438	$8.40
Granted	73,593	$20.39
Forfeited	(13,581)	$19.00
Exercised	(1,124,936)	$5.39
Outstanding at June 30, 2010	11,064,514	$8.77	6.2	$136,373

Exercisable at June 30, 2010	10,406,789	$8.12	5.3	$135,094

Vested and expected to vest at June 30, 2010	11,011,447	$8.72	6.2	$136,322

The aggregate intrinsic value in the table above represents the difference between the $21.10 closing price of our common stock as reported by The NASDAQ Global Select Market on June 30, 2010 and the weighted average exercise price, multiplied by the number of options outstanding or exercisable.  The total intrinsic value and cash proceeds to us from stock option exercises during the

six months ended June 30, 2010 were $18.8 million and $6.1 million, respectively.    We do not record the aggregate intrinsic value for financial accounting purposes and the value changes based upon changes in the fair value of our common stock.

The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended
	June 30,
	2010	2009
Risk-free interest rate	2.66%	1.79%
Expected term	5.66	5.25
Expected volatility	50%	50%
Expected dividend yield	0%	0%

We generally apply a 3% forfeiture rate to the options granted over the term of the award, representing our estimate of those awards not expected to vest.

Restricted Stock

The following is a summary of restricted stock activity for the six months ended June 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested shares outstanding at December 31, 2009	913,856	$15.27
Vested	(727,256)	$13.74
Unvested shares outstanding at June 30, 2010	186,600	$21.25

During the six months ended June 30, 2010, we repurchased 246,823 shares of our common stock from employees for $4.9 million to settle their withholding tax obligations upon vesting of 727,256 shares of restricted stock.  During the six months ended June 30, 2009, we repurchased 234,704 shares of our common stock from employees for $3.9 million to settle their withholding tax obligations upon vesting of 771,744 shares of restricted stock.  The total fair value of the restricted stock that vested during the six months ended June 30, 2010 and 2009 was $14.5 million and $12.8 million, respectively.

Restricted Stock Units (RSU’s)

The following is a summary of RSU activity for the six months ended June 30, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Grant Date	Term	Intrinsic
	Shares	Fair Value	(Years)	value
Outstanding at December 31, 2009	480,024	$19.00
Granted	36,015	$20.40
Forfeited	(14,167)	$19.00
Outstanding at June 30, 2010	501,872	$19.10	2.7	$10,589

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

Income Taxes

In connection with stock option exercises and restricted stock vesting, we recognized net tax benefits of $12.4 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively.  We record income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings as additional paid-in-capital.  We recognized excess tax benefits related to share-based compensation of $5.7 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively.

11.            Segment Reporting

We operate our plasma-derived protein therapeutics business as a single reportable business segment since all operating activities are directed from our North Carolina headquarters and all of our products are derived from a single source and result from a common manufacturing process. All products are manufactured from a single raw material source, human plasma, and are processed in whole, or in part, at our principal manufacturing facilities located in Clayton, North Carolina. Our Melville, New York, facility primarily supplies intermediate plasma fractions to our Clayton facilities. Gamunex and Prolastin/Prolastin-C A1PI constitute the majority of our net revenue. Although we sell our products worldwide, the majority of our net revenue was concentrated in the United States and Canada for the periods presented.

In the following table, we have presented our net revenue by significant product category. Our Immunology/Neurology product category includes the products that are used to provide antibodies to patients who have a genetic or acquired inability to produce these antibodies, as well as a treatment for CIDP, and also products that provide antibodies to counter specific antigens such as rabies. Our Pulmonology product category is comprised of our Prolastin/Prolastin-C A1PI product, which is used to treat patients with a genetic alpha-1 antitrypsin deficiency.  Our Critical Care/Hemostasis product category includes products that are used to supplement, restore, or maintain normal plasma parameters such as volume or coagulation values.  Other product net revenue primarily consists of sales of PPF powder and intermediate products, such as cryoprecipitate.  Other net revenue consists of royalties and licensing fees, milestones, and revenues related to contracted services performed for third parties at our Melville, New York facility.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Product net revenue:
Immunology/ Neurology	$238,441	$232,709	$471,708	$463,543
Pulmonology	87,985	76,821	168,169	149,380
Critical Care/ Hemostasis	48,352	38,800	86,718	76,734
Other	22,324	21,786	45,122	45,322
Total product net revenue	397,102	370,116	771,717	734,979
Other revenue	5,724	5,454	12,070	12,386
Total net revenue	$402,826	$375,570	$783,787	$747,365

In the following table, we have presented our net revenue by geographic region. Net revenue for each region is based on the geographic location of the customer.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	$275,504	$249,675	$536,896	$497,089
Canada	47,292	53,873	96,537	103,865
Europe	46,264	42,361	94,647	86,661
Other	33,766	29,661	55,707	59,750
Total net revenue	$402,826	$375,570	$783,787	$747,365

We did not maintain significant long-lived assets outside of the United States at June 30, 2010 and December 31, 2009.

12.            Earnings per Share

The following table illustrates the calculation of our basic earnings per common share outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$47,623	$83,272	$92,962	$116,707
Less:
Series A convertible preferred stock undeclared dividends	—	(3,200)	—	(6,322)
Series B convertible preferred stock undeclared dividends	—	(714)	—	(1,410)
Net income available to common stockholders	$47,623	$79,358	$92,962	$108,975

Weighted average common shares outstanding	122,679,933	1,673,504	122,162,276	1,428,408

Basic net income per common share:	$0.39	$47.42	$0.76	$76.29

The following table illustrates the calculation of our diluted earnings per common share outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$47,623	$83,272	$92,962	$116,707

Weighted average common shares outstanding	122,679,933	1,673,504	122,162,276	1,428,408
Plus incremental shares from assumed conversions:
Series A preferred stock	—	72,000,000	—	72,000,000
Series B preferred stock	—	13,846,320	—	13,846,320
Stock options and restricted shares	5,195,299	6,353,208	5,666,813	6,588,232
Dilutive potential common shares	127,875,232	93,873,032	127,829,089	93,862,960

Diluted net income per common share	$0.37	$0.89	$0.73	$1.24

Options at the weighted average exercise prices indicated below were outstanding but excluded from the computation of diluted earnings per common share because their exercise prices and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods presented, so including those options would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	2,690,147	2,047,392	2,659,811	2,032,648
Weighted average exercise price	$20.73	$21.18	$20.73	$21.21

13.            Fair Value of Financial Instruments

At December 31, 2009, we had two interest rate cap contracts with a notional principal amount of $175.0 million outstanding for which the cap rate of 6.00% was significantly higher than prevailing market interest rates; therefore, the fair market value was zero. The interest rate caps matured during February 2010.

At June 30, 2010 and December 31, 2009, the estimated fair value of our 7.75% Notes was $628.5 million and $607.9 million, respectively.  We calculated the fair value by reference to open bid/ask quotations of our 7.75% Notes at each balance sheet date.  We had no amounts outstanding under our variable rate Revolving Credit Facility at June 30, 2010 and December 31, 2009.  At June 30, 2010 and December 31, 2009, we have notes receivable outstanding, which bear interest at market rates, and consequently, the recorded amounts approximate fair value.  The recorded amounts of all other financial instruments, which consists of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, approximate fair value due to the short duration of the instruments.

14.            Condensed Consolidating Financial Information

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

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Balance Sheets

June 30, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets:
Current assets:
Cash	$—	$78,911	$10,591	$—	$89,502
Accounts receivable, net	—	268,844	37,571	(137,385)	169,030
Inventories	—	617,554	35,830	—	653,384
Other	—	124,187	1,117	—	125,304
Total current assets	—	1,089,496	85,109	(137,385)	1,037,220
Property, plant, and equipment, net	—	301,974	1,104	—	303,078
Intangible assets	—	10,880	—	—	10,880
Goodwill	—	172,860	—	—	172,860
Investment in Subsidiaries	753,677	(31,411)	—	(722,266)	—
Advances and notes between Parent and Subsidiaries	1,367,015	836,618	—	(2,203,633)	—
Other	—	19,861	291	—	20,152
Total assets	$2,120,692	$2,400,278	$86,504	$(3,063,284)	$1,544,190

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$—	$105,545	$102,116	$(137,385)	$70,276
Accrued expenses and other liabilities	6,009	144,492	6,313	—	156,814
Current portion of capital lease obligations	—	789	—	—	789
Total current liabilities	6,009	250,826	108,429	(137,385)	227,879
Long-term debt and capital lease obligations	596,333	8,816	—	—	605,149
Advances and notes between Parent and Subsidiaries	827,810	1,367,015	8,808	(2,203,633)	—
Other	—	19,944	678	—	20,622
Total liabilities	1,430,152	1,646,601	117,915	(2,341,018)	853,650
Stockholders’ equity (deficit)	690,540	753,677	(31,411)	(722,266)	690,540
Total liabilities and stockholders’ equity (deficit)	$2,120,692	$2,400,278	$86,504	$(3,063,284)	$1,544,190

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Balance Sheets

December 31, 2009

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets:
Current assets:
Cash	$—	$58,320	$6,919	$—	$65,239
Accounts receivable, net	—	222,007	64,454	(149,483)	136,978
Inventories	—	605,324	38,730	—	644,054
Other	—	117,670	2,448	—	120,118
Total current assets	—	1,003,321	112,551	(149,483)	966,389
Property, plant, and equipment, net	—	266,067	1,132	—	267,199
Intangible assets	—	10,880	—	—	10,880
Goodwill	—	172,860	—	—	172,860
Investment in Subsidiaries	680,459	(27,925)	—	(652,534)	—
Advances and notes between Parent and Subsidiaries	1,346,520	862,406	—	(2,208,926)	—
Other	—	27,054	623	—	27,677
Total assets	$2,026,979	$2,314,663	$114,306	$(3,010,943)	$1,445,005

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$—	$103,460	$117,069	$(149,483)	$71,046
Accrued expenses and other liabilities	—	160,047	10,486	—	170,533
Current portion of capital lease obligations	—	740	—	—	740
Total current liabilities	—	264,247	127,555	(149,483)	242,319
Long-term debt and capital lease obligations	596,046	9,221	—	—	605,267
Advances and notes between Parent and Subsidiaries	848,779	1,346,515	13,632	(2,208,926)	—
Other	—	14,221	1,044	—	15,265
Total liabilities	1,444,825	1,634,204	142,231	(2,358,409)	862,851
Stockholders’ equity (deficit)	582,154	680,459	(27,925)	(652,534)	582,154
Total liabilities and stockholders’ equity (deficit)	$2,026,979	$2,314,663	$114,306	$(3,010,943)	$1,445,005

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Three Months Ended June 30, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$363,817	$39,009	$—	$402,826
Cost of goods sold	—	192,040	31,177	—	223,217
Gross profit	—	171,777	7,832	—	179,609
Operating expenses	—	81,812	10,080	—	91,892
Income (loss) from operations	—	89,965	(2,248)	—	87,717
Equity in earnings (losses) of Subsidiaries	47,623	(2,252)	—	(45,371)	—
Other non-operating (expense) income, net	—	(11,948)	4	—	(11,944)
Income (loss) before income taxes	47,623	75,765	(2,244)	(45,371)	75,773
Provision for income taxes	—	(28,142)	(8)	—	(28,150)
Net income (loss)	$47,623	$47,623	$(2,252)	$(45,371)	$47,623

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Three Months Ended June 30, 2009

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$343,584	$31,986	$—	$375,570
Cost of goods sold	—	198,783	25,225	—	224,008
Gross profit	—	144,801	6,761	—	151,562
Operating expenses	1,898	69,895	9,230	—	81,023
Income (loss) from operations	(1,898)	74,906	(2,469)	—	70,539
Equity in earnings (losses) of Subsidiaries	35,756	(2,333)	—	(33,423)	—
Other non-operating (expense) income, net	75,000	(20,428)	10	—	54,582
Income (loss) before income taxes	108,858	52,145	(2,459)	(33,423)	125,121
(Provision) benefit for income taxes	(25,586)	(16,389)	126	—	(41,849)
Net income (loss)	$83,272	$35,756	$(2,333)	$(33,423)	$83,272

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Six Months Ended June 30, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$704,402	$79,385	$—	$783,787
Cost of goods sold	—	377,790	62,778	—	440,568
Gross profit	—	326,612	16,607	—	343,219
Operating expenses	—	157,232	18,551	—	175,783
Income (loss) from operations	—	169,380	(1,944)	—	167,436
Equity in earnings (losses) of Subsidiaries	92,962	(1,946)	—	(91,016)	—
Other non-operating (expense) income, net	—	(23,066)	6	—	(23,060)
Income (loss) before income taxes	92,962	144,368	(1,938)	(91,016)	144,376
Provision for income taxes	—	(51,406)	(8)	—	(51,414)
Net income (loss)	$92,962	$92,962	$(1,946)	$(91,016)	$92,962

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Six Months Ended June 30, 2009

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$682,083	$65,282	$—	$747,365
Cost of goods sold	—	381,622	51,587	—	433,209
Gross profit	—	300,461	13,695	—	314,156
Operating expenses	3,757	149,367	16,862	—	169,986
Income (loss) from operations	(3,757)	151,094	(3,167)	—	144,170
Equity in earnings (losses) of Subsidiaries	70,399	(3,024)	—	(67,375)	—
Other non-operating (expense) income, net	75,000	(41,691)	17	—	33,326
Income (loss) before income taxes	141,642	106,379	(3,150)	(67,375)	177,496
(Provision) benefit for income taxes	(24,935)	(35,980)	126	—	(60,789)
Net income (loss)	$116,707	$70,399	$(3,024)	$(67,375)	$116,707

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$92,962	$92,962	$(1,946)	$(91,016)	$92,962
Undistributed equity in (earnings) losses of Subsidiaries	(92,962)	1,946	—	91,016	—
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities	16,406	(68,815)	12,100	19,746	(20,563)
Net cash provided by operating activities	16,406	26,093	10,154	19,746	72,399

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(52,914)	(291)	—	(53,205)
Business acquisitions, net of cash acquired	—	—	—	—	—
Net advances and notes between Parent and Subsidiaries	(23,254)	—	—	23,254	—
Other	—	5,185	(4,824)	—	361
Net cash (used in) provided by investing activities	(23,254)	(47,729)	(5,115)	23,254	(52,844)

Cash flows from financing activities:
Net repayments of borrowings	—	—	—	—	—
Net advances and notes between Parent and Subsidiaries	—	43,000	—	(43,000)	—
Other	6,848	(773)	—	—	6,075
Net cash provided by (used in) financing activities	6,848	42,227	—	(43,000)	6,075
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,367)	—	(1,367)
Net increase in cash and cash equivalents	—	20,591	3,672	—	24,263
Cash and cash equivalents at beginning of period	—	58,320	6,919	—	65,239
Cash and cash equivalents at end of period	$—	$78,911	$10,591	$—	$89,502

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2009

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$116,707	$70,399	$(3,024)	$(67,375)	$116,707
Undistributed equity in (earnings) losses of Subsidiaries	(70,399)	3,024	—	67,375	—
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities	19,523	(14,297)	(4,529)	13,502	14,199
Net cash provided by (used in) operating activities	65,831	59,126	(7,553)	13,502	130,906

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(23,575)	(97)	—	(23,672)
Business acquisitions, net of cash acquired	—	(16,802)	—	—	(16,802)
Net advances and notes between Parent and Subsidiaries	(63,366)	—	—	63,366	—
Other	—	(8,917)	6,142	—	(2,775)
Net cash (used in) provided by investing activities	(63,366)	(49,294)	6,045	63,366	(43,249)

Cash flows from financing activities:
Net repayments of borrowings	—	(90,203)	—	—	(90,203)
Net advances and notes between Parent and Subsidiaries	—	76,868	—	(76,868)	—
Other	(2,465)	(257)	—	—	(2,722)
Net cash used in financing activities	(2,465)	(13,592)	—	(76,868)	(92,925)
Effect of exchange rate changes on cash and cash equivalents	—	—	118	—	118
Net increase in cash and cash equivalents	—	(3,760)	(1,390)	—	(5,150)
Cash and cash equivalents at beginning of period	—	10,727	6,252	—	16,979
Cash and cash equivalents at end of period	$—	$6,967	$4,862	$—	$11,829

15.            Subsequent Events

During July 2010, we renewed through May 2022 several lease agreements for office space with a right to terminate such leases after 86 months.  Annual lease costs are not materially different than our existing lease agreements.

On July 19, 2010, we exchanged all of our then outstanding 7.75% Senior Notes due 2016 for 7.75% Senior Notes due 2016 that have been registered under the Securities Act of 1933, as amended (Exchange Notes). The exchange offer was made pursuant to the registration rights agreement that we entered into with the initial purchasers in connection with the issuance of the previously outstanding notes.  The Exchange Notes are substantially identical to the previously outstanding notes, except that the transfer restrictions, registration rights, and additional interest provisions relating to the previously outstanding notes will not apply to the Exchange Notes.  This exchange did not impact our capitalization.  Unless stated otherwise in the context of discussion, we use the term “7.75% Notes” to describe both our previously outstanding notes and the Exchange Notes.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “would,” “expects,” “intends,” “believes,” “anticipates,” “plans,” “predicts,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. The forward-looking statements that we make are based upon assumptions about many important risk factors, many of which are beyond our control. Among the factors that could cause actual results to differ materially are the following:

•                  the impact of the announcement of our definitive merger agreement with Grifols and the potential impact of completion, termination, or delay of the proposed merger with Grifols;

•                  the impact of competitive products and pricing;

•                  fluctuations in the balance between supply and demand with respect to the market for plasma-derived products;

•                  recently enacted and additional proposed U.S. healthcare legislation, regulatory action or legal proceedings affecting, among other things, the U.S. healthcare system, pharmaceutical pricing and reimbursement, including Medicaid, Medicare and the Public Health Service Program and additional legislation and regulatory action now under consideration;

•                  legislation or regulations in markets outside of the U.S. affecting product pricing, reimbursement, access, or distribution channels;

•                  our ability to procure adequate quantities of plasma and other materials which are acceptable for use in our manufacturing processes from our own plasma collection centers or from third-party vendors at competitive costs;

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

•                  interest rate fluctuations impacting outstanding borrowings under our Revolving Credit Facility and foreign currency exchange rate fluctuations in the international markets in which we operate;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties.  You are encouraged to read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report.  In addition, you are encouraged to refer to a discussion of risk factors included elsewhere in this Quarterly Report, as well as in our 2009 Form 10-K, that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in the following discussion and analysis. You are also encouraged to refer to our 2009 Form 10-K, which includes additional information regarding our business and industry.  See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.

All tabular disclosures of dollar amounts, except earnings per common share amounts, are presented in thousands.  Percentages and amounts presented herein may not calculate or sum precisely due to rounding.

A seven-for-one share dividend on our common stock was paid on September 10, 2009.  All share and per-share amounts have been retroactively adjusted to reflect the share dividend.

BUSINESS OVERVIEW

We are a biopharmaceutical company that researches, develops, manufactures, markets, and sells protein-based therapies that extend and enhance the lives of individuals who suffer from chronic and acute, often life-threatening, conditions, such as primary immune deficiencies, chronic inflammatory demyelinating polyneuropathy (CIDP), alpha-1 antitrypsin deficiency-related emphysema, bleeding disorders, infectious diseases, and severe trauma.  Our primary products have orphan drug designation to serve populations with rare, chronic diseases.  Our products are derived from human plasma, the liquid component of blood, which is sourced from our plasma collection centers or purchased from third parties, located in the United States.  Plasma contains many therapeutic proteins, which we extract through the process of fractionation at our Clayton, North Carolina and Melville, New York facilities.  The fractionated intermediates are then purified, formulated into final bulk, and aseptically filled into final containers for distribution.  We also sell the fractionated intermediate products.

The majority of our sales are concentrated in the therapeutic areas of Immunology/Neurology and Pulmonology.  Our largest product, representing 53.1% and 54.4% of our net revenue for the three and six months ended June 30, 2010, Gamunex, Immune Globulin Intravenous (Human), 10% Caprylate/Chromatography Purified (Gamunex, Gamunex IGIV), provides a treatment for primary immune deficiency and autoimmune diseases, as well as CIDP.  Our second largest product, representing 21.8% and 21.5% of our net revenue for the three and six months ended June 30, 2010, Prolastin Alpha-1 Proteinase Inhibitor (Human) (Prolastin, Prolastin A1PI, Prolastin-C A1PI), provides a treatment for alpha-1 antitrypsin deficiency-related emphysema.  We are essentially complete with our conversion of patients to Prolastin-C A1PI, our next generation A1PI product, in the United States and we will launch Prolastin-C A1PI in Canada in the 2010 third quarter.

We believe that U.S. and international IGIV volume demand grew below our long-term view of 6% to 8% during the six months ended June 30, 2010.  The global IGIV market dynamics are becoming increasingly more competitive as supply has become more available and demand growth is slower than expected.

Demand in the U.S. market has been impacted by increased scrutiny and price sensitivity in the hospital segment.  In addition, the increase in the number of hospitals qualifying for the 340B discounts has effectively reduced demand from GPO’s who are not permitted to service this discounted channel, which among other factors, has led us to accept reduced volume tiers under certain of our GPO contracts.  We also continue to see inventory de-stocking within the distribution channel.  The combination of slower near-term demand growth and competitive pressures may result in the deceleration of U.S. Gamunex growth.

Our ability to expand our international business has been hampered by the effects of our internal FCPA investigation and increased price sensitivities of our customers.  Our profitability has and may continue to be negatively impacted by unfavorable euro/dollar exchange rates.  We have experienced, and expect to continue to experience, annual volume declines in Canada due to Canadian Blood Services (CBS) objective to have multiple sources of supply, which has impacted and will continue to impact our overall IGIV growth.  CBS may further reduce volumes to contract minimums and Hema Quebec may adopt a similar strategy.  The combination of these factors, among others, may reduce our near term global IGIV growth, relative to our prior expectations.

In the current IGIV market with reduced demand growth, we still anticipate that we will operate near to or at our fractionation capacity over the next few years depending upon the demand for our products, the availability of source plasma and the impact of variability in yield, among other factors.  We plan to utilize most of our available fractionation capacity in the near term, which will result in increased inventory levels in order to maintain pace with projected future growth in product demand.

Our integrated plasma collection center platform, Talecris Plasma Resources, Inc. (TPR), consisted of 69 operating centers, of which 64 were licensed and 5 were unlicensed as of June 30, 2010 and provided approximately 65% and 67% of our plasma during the three and six months ended June 30, 2010.  We will need to significantly increase plasma collections generated from TPR in the near term to offset the expected decrease in plasma supplied by third parties and planned increases in our fractionation to meet anticipated demand.  To meet our plasma requirements, we may increase donor fees, increase marketing expense, and expand plasma center hours of operation, among other initiatives, which may limit our ability to reduce our cost per liter of plasma.  Consequently, we expect to continue to produce plasma at a cost per liter which we believe is significantly higher than our competitors.  Subsequent to June 30, 2010, we received FDA licensure for two additional plasma collection centers.

Our historical comparisons illustrate the substantial reduction in both the collection cost per liter and the amount of excess period costs charged directly to cost of goods sold as a result of the maturation of our plasma collection center platform.  Decreasing collection costs and the reduction of excess period costs, combined with leveraging our manufacturing facilities as a result of higher volumes, have contributed to improving our gross margins.  Our cost of goods sold reflects $1.7 million and $11.0 million for the three months ended June 30, 2010 and 2009, respectively, and $3.7 million and $25.4 million for the six months ended June 30, 2010 and 2009, respectively, related to excess period costs associated with TPR.  We believe that we have substantially eliminated unabsorbed TPR infrastructure and start-up costs. Consequently, future margin improvements will need to be derived from increases in product pricing and volumes, product mix, improvements in the cost per liter of plasma, manufacturing efficiencies, yield improvements or some combination thereof. We believe that the current environment does not favor near-term price increases and we have limited opportunities to enhance product mix.  We have recently experienced and expect to continue to experience higher cost of goods sold due to yield variability, less efficient utilization of each incremental liter of plasma fractionated as we increase Gamunex production, and non-capitalizable costs associated with our capital projects, particularly the construction of our new fractionation facility.

The combination of the factors mentioned above, particularly the lower near-term demand growth, competitive pressures, slower than planned reductions in our cost per liter of plasma, yield variability as well inefficient plasma utilization, among other factors, will likely result in lower gross margins in future periods.

In response to our capacity constraints, we have embarked on a substantial capital plan which we anticipate to be in the range of $800 million to $850 million on a cumulative basis over the next five years.  The increase in our capital plan over the next five years from prior estimates results primarily due to an increase in our anticipated cost for our new fractionation facility which we estimate to be $340 million plus an additional $40 million in capitalized interest. Estimated costs related to the construction of our new purification facilities for Plasmin, Koate and albumin have declined to $120 million. The successful execution of the capital plan, which is discussed further in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2009 Form 10-K, will be necessary to support our projected future volume growth, particularly with the anticipation that we will reach our fractionation capacity in the near term, launch new product introductions and complete strategic initiatives.

As discussed elsewhere in this Quarterly Report, on June 6, 2010, we entered into a definitive merger agreement with Grifols. During the first half of 2010, we incurred $8.4 million of transaction-related expenses associated with this transaction.  We will continue to incur expenses related to this transaction, such as investment banking fees, legal costs, accounting fees, among others.  In addition, we expect to incur significant costs related to the retention of key employees, which we currently estimate at $10.5 million.  Retention amounts will likely be recognized ratably through the second quarter of 2011.

2010 HIGHLIGHTS

Our 2010 financial and business highlights are included below.

2010 Financial Highlights

•                  Total net revenue increased $27.3 million to $402.8 million for the three months ended June 30, 2010 as compared to $375.6 million for the three months ended June 30, 2009.  Total net revenue increased $36.4 million to $783.8 million for the six months ended June 30, 2010 as compared to $747.4 million for the six months ended June 30, 2009.

•                  Gross margin was 44.6% and 40.4% for the three months ended June 30, 2010 and 2009, respectively, and 43.8% and 42.0% for the six months ended June 30, 2010 and 2009, respectively.

•                  Operating margin improved 300 basis points to 21.8% for the three months ended June 30, 2010 as compared to 18.8% for the three months ended June 30, 2009.  Operating margin improved 210 basis points to 21.4% for the six months ended June 30, 2010 as compared to 19.3% for the six months ended June 30, 2009.

•                  Net income was $47.6 million and $93.0 million for the three and six months ended June 30, 2010, respectively, as compared to $83.3 million and $116.7 million for the three and six months ended June 30, 2009, respectively.  Diluted earnings per common share were $0.37 and $0.89 for the three months ended June 30, 2010 and 2009, respectively, and $0.73 and $1.24 for the six months ended June 30, 2010 and 2009, respectively.  Our 2009 results include the impact of the CSL merger termination fee of $75.0 million (approximately $48.8 million after tax) and transaction-related costs related to the terminated CSL merger agreement.  Our 2010 results include transaction-related costs associated with our definitive merger agreement with Grifols.  We believe a meaningful comparison of our results for the periods presented is enhanced by a quantified presentation of the impact of the CSL merger termination fee, CSL merger-related expenses and the Grifols merger-related expenses.  The impacts of these items on our net income and diluted earnings per share are illustrated in the table below.

In addition, our 2010 diluted earnings per share amounts reflect a significant increase in the number of weighted average common shares used in our computation of diluted earnings per share as discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability.”

The adjusted net income and diluted earnings per share amounts in the table below are non-GAAP financial measures and should not be considered a substitute for any performance measure determined in accordance with U.S. GAAP.  Additional information regarding the use of non-GAAP financial measures and their limitations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Description of Adjustments and Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

				Diluted Earnings
	Pre-Tax	Income Tax		Per Common
	Amount	Effect	Net Income	Share
Three Months Ended June 30, 2010
U.S. GAAP	$75,773	$(28,150)	$47,623	$0.37
Grifols merger-related expenses	8,423	(3,268)	5,155	0.04
Excluding merger-related items	$84,196	$(31,418)	$52,778	$0.41

Three Months Ended June 30, 2009
U.S. GAAP	$125,121	$(41,849)	$83,272	$0.89
CSL merger termination fee	(75,000)	26,250	(48,750)	(0.52)
CSL merger-related expenses	3,352	(1,301)	2,051	0.02
Excluding merger-related items	$53,473	$(16,900)	$36,573	$0.39

As adjusted for pro forma weighted average number of shares (1)				$0.29

Six Months Ended June 30, 2010
U.S. GAAP	$144,376	$(51,414)	$92,962	$0.73
Grifols merger-related expenses	8,423	(3,268)	5,155	0.04
Excluding merger-related items	$152,799	$(54,682)	$98,117	$0.77

Six Months Ended June 30, 2009
U.S. GAAP	$177,496	$(60,789)	$116,707	$1.24
CSL merger termination fee	(75,000)	26,250	(48,750)	(0.52)
CSL merger-related expenses	12,754	(4,949)	7,805	0.08
Excluding merger-related items	$115,250	$(39,488)	$75,762	$0.80

As adjusted for pro forma weighted average number of shares (1)				$0.61

(1) As discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability,” we believe the comparability of our diluted earnings per share between the periods presented is enhanced by the use of an adjusted share base to reflect the impact for the issuance of common shares to convert our Series A and B preferred stock, settle accrued dividends on the preferred stock, and complete our IPO as if these events occurred at the beginning of 2009.

•                  Operating cash flows were $72.4 million and $130.9 million for the six months ended June 30, 2010 and 2009, respectively. Capital expenditures were $53.2 million and $23.7 million for the six months ended June 30, 2010 and 2009, respectively.  Operating cash flows for the 2009 period included the impact of the CSL merger termination fee.

2010 Second Quarter Business Highlights

•                  On June 6, 2010, we entered into a definitive merger agreement with Grifols under which Grifols will acquire, through merger transactions, all of the common stock of Talecris for a combination of $19.00 in cash and 0.641 of a newly-issued non-voting Grifols’ (Class B) ordinary share for each outstanding Talecris share (the merger consideration). The 0.641 exchange ratio is subject to revision under specific circumstances.  The Grifols non-voting shares will be listed on the NASDAQ in the form of American Depositary Shares and the Madrid, Barcelona, Bilbao and Valencia stock exchanges and quoted on the Automated Quotation System of the Spanish Stock Exchanges.  Grifols non-voting shares will carry the same economic rights as Grifols ordinary shares. Additionally, Talecris share-based compensation will generally be converted into the right to receive the merger consideration, or, in the case of employee stock options, the right to acquire the merger consideration, as described in the merger agreement in lieu of Talecris common stock. The leading shareholders of Grifols have entered into an agreement with us, subject to conditions, to vote their Grifols shares in favor of the transaction and, separately, an affiliate of Cerberus Capital Management, L.P., which owns approximately 49% of the outstanding Talecris common stock, has entered into an agreement with Grifols, subject to conditions, to vote its Talecris shares in favor of the transaction.  Under the terms of the agreement, completion of the transaction is subject to obtaining certain regulatory approvals, shareholder approvals, as well as other customary conditions.

•                  On May 24, 2010, our common stock (NASDAQ: TLCR) was added to the NASDAQ Biotechnology Index (NASDAQ: NBI).  The Index is designed to track the performance of a set of NASDAQ listed securities that are classified as either biotechnology or pharmaceutical according to the Industry Classification Benchmark.

•                  On May 13, 2010, we received approval from Health Canada to launch Gamunex for subcutaneous administration in Canada, giving Gamunex the broadest set of indications of any approved subcutaneous product in Canada.  We anticipate launching subcutaneous administration in Canada in the second half of 2010.

•                  We are essentially complete with the conversion of our U.S. patients to Prolastin-C A1PI (our next generation A1PI product), which we launched in the U.S. in March 2010. We will launch Prolastin-C A1PI in Canada in the 2010 third quarter.

HEALTHCARE REFORM

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that impact our business.

Although many provisions of the new legislation do not take effect immediately, several provisions became effective during the first half of 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% of the Average Manufacturer Price (AMP) on our branded prescription drugs, with a limitation of this increase on clotting factors to 17.1% of AMP; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340B Public Health Services drug pricing program, which provides hospital outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.  We do not believe that these new provisions will have a material impact on our 2010 financial results.

Beginning in 2011, the new law requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (commonly called the “donut hole”). Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year. The aggregated industry wide fee is expected to range from $2.5 billion to $4.1 billion annually between 2011 and 2018 and remain at $2.8 billion in 2019 and subsequent years.

Beginning in 2012, the new law may require us to issue Internal Revenue Service Forms 1099 to plasma donors whose remuneration exceeds six hundred dollars.  The cost of implementing this requirement, as well as its potential impact on plasma donations, is unknown at this time.

Presently, uncertainty exists as many of the specific determinations will be developed as regulatory bodies interpret the law and enact new regulations.  For example, determinations as to how the Medicare Part D coverage gap will operate and how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified.  As noted above, these programs will become effective in 2011.

CUSTOMER CONCENTRATION

Our accounts receivable, net, includes amounts due from pharmaceutical wholesalers and distributors, buying groups, hospitals, physicians’ offices, patients, and others.  The following table summarizes our concentrations with customers that represented more than 10% of our accounts receivable, net:

	June 30,	December 31,
	2010	2009
Customer A	13.1%	14.6%
Customer B	12.9%	<10%

The following table summarizes our concentrations with customers that represented more than 10% of our total net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Customer A	14.2%	14.4%	14.9%	14.2%
Customer B	13.8%	13.5%	13.0%	13.1%

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

There have been no significant changes in our application of our critical accounting policies and estimates during the six months ended June 30, 2010 as compared to the prior year.  We periodically review our critical accounting policies and estimates with the audit committee of our board of directors.

Gross-to-Net Revenue Adjustments

The following table summarizes our gross-to-net revenue adjustments expressed in dollars and percentages:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross product revenue	$416,494	$392,805	$815,995	$776,004
Chargebacks	(7,677)	(6,223)	(14,314)	(10,679)
Cash discounts	(5,047)	(4,521)	(9,968)	(9,100)
Rebates and other	(6,668)	(11,789)	(19,626)	(21,089)
SG&A reimbursements	—	(156)	(370)	(157)
Product net revenue	$397,102	$370,116	$771,717	$734,979

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross product revenue	100.0%	100.0%	100.0%	100.0%
Chargebacks	(1.8)%	(1.6)%	(1.8)%	(1.4)%
Cash discounts	(1.2)%	(1.2)%	(1.2)%	(1.2)%
Rebates and other	(1.6)%	(3.0)%	(2.4)%	(2.7)%
SG&A reimbursements	—	—	—	—
Product net revenue	95.4%	94.2%	94.6%	94.7%

The following table provides a summary of activity with respect to our allowances:

		Cash	Rebates and
	Chargebacks	Discounts	Other	Total
Balance at December 31, 2009	$4,262	$1,274	$26,427	$31,963
Provisions	14,314	9,968	19,626	43,908
Credits issued	(14,114)	(9,441)	(17,334)	(40,889)
Balance at June 30, 2010	$4,462	$1,801	$28,719	$34,982

As discussed elsewhere in this Quarterly Report, the recently enacted healthcare reform legislation increased the size of Medicaid rebates paid by drug manufacturers from 15.1% to 23.1% of the AMP, with a limitation of this increase on clotting factors to 17.1% of the AMP.   The increase in the provisions for chargebacks during 2010 as compared to the prior year was largely due to increased sales related to government contracts.  Rebates and other adjustments were also impacted by the reduction of channel inventories during the three months ended June 30, 2010.

MATTERS AFFECTING COMPARABILITY

We believe that the comparability of our financial results between the periods presented is significantly impacted by the following items:

Definitive Merger Agreement with Grifols

We have entered into agreements with investment bankers related to our definitive merger agreement with Grifols, as discussed in Note 3.  We incurred fees totaling $2.5 million under these agreements during the three months ended June 30, 2010.  We are obligated to pay additional fees totaling $21.3 million upon successful closing of the merger transaction.  During the three months ended June 30, 2010, we also incurred legal, accounting, and other fees of $5.9 million associated with the definitive merger agreement.  We expect to incur significant costs related to the retention of key employees, which we currently estimate at $10.5 million.  Retention amounts will likely be recognized ratably through the second quarter of 2011.

Financial Impact of IPO and Refinancing Transactions

As discussed in our 2009 Form 10-K, we completed our IPO and refinancing transactions during the fourth quarter of 2009, which has resulted in lower average borrowings during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, and correspondingly lower interest expense during the 2010 periods.  For the three months ended June 30, 2010 and 2009, our interest expense was $11.7 million and $19.6 million, respectively, and for the six months ended June 30, 2010 and 2009, our interest expense was $23.9 million and $40.5 million, respectively.

Comparability of Outstanding Common Shares and Pro Forma Diluted Earnings Per Common Share

As discussed in our 2009 Form 10-K, we completed our IPO and refinancing transactions during the fourth quarter of 2009.  Our IPO consisted of 56,000,000 shares of our common stock of which 28,947,368 shares were newly issued and sold by us and 27,052,632 shares were sold by the selling stockholder, Talecris Holdings, LLC.  We used the net primary proceeds to us of $519.7 million to repay amounts outstanding under our then existing First and Second Lien Term Loans.  In connection with our IPO, we also converted 1,000,000 shares of our Series A preferred stock and 192,310 shares of our Series B preferred stock into 85,846,320 shares of our common stock and issued 2,381,548 shares of our common stock to settle $45.3 million of accrued dividends upon the conversion of our Series A and B preferred stock.  The issuance of new common shares has resulted in a significant increase in the number of common shares used in our computation of diluted earnings per common share.  The application of the net primary proceeds to us from our IPO to repay our then existing indebtedness has resulted in a significant reduction in interest expense during the three and six months ended June 30, 2010 as compared to the prior year periods.

We believe that the comparability of our financial results for the periods presented is enhanced by the following pro forma presentation of our diluted earnings per common share.  In the table below, the pro forma diluted earnings per common share computation for the three and six months ended June 30, 2009 reflects an adjustment to net income for reduced interest expense as if the net primary proceeds to us from our IPO of $519.7 million had been applied to repay our debt at the beginning of 2009, net of interest rate differences from our 7.75% Notes issuance. The pro forma adjustment to the denominator reflects the impacts for the issuance of common shares to convert preferred stock, settle accrued dividends on the preferred stock, and complete the IPO as if these events occurred at the beginning of 2009.

	Three Months Ended June 30,
	2010	2009	2009
	Actual	Actual	Pro forma

Net income	$47,623	$83,272	$83,272
Interest expense reduction due to debt repayment	—	—	1,944
Numerator	$47,623	$83,272	$85,216

Weighted average common shares outstanding Adjustments:	122,679,933	1,673,504	1,673,504
Stock options and restricted shares	5,195,299	6,353,208	6,353,208
Series A preferred stock	—	72,000,000	72,000,000
Series B preferred stock	—	13,846,320	13,846,320
Shares issued for preferred stock dividend	—	—	2,381,548
Newly issued shares for IPO	—	—	28,947,368
Dilutive potential common shares	127,875,232	93,873,032	125,201,948

Diluted net income per common share	$0.37	$0.89	$0.68

	Six Months Ended June 30,
	2010	2009	2009
	Actual	Actual	Pro forma

Net income	$92,962	$116,707	$116,707
Interest expense reduction due to debt repayment	—	—	3,867
Numerator	$92,962	$116,707	$120,574

Weighted average common shares outstanding Adjustments:	122,162,276	1,428,408	1,428,408
Stock options and restricted shares	5,666,813	6,588,232	6,588,232
Series A preferred stock	—	72,000,000	72,000,000
Series B preferred stock	—	13,846,320	13,846,320
Shares issued for preferred stock dividend	—	—	2,381,548
Newly issued shares for IPO	—	—	28,947,368
Dilutive potential common shares	127,829,089	93,862,960	125,191,876

Diluted net income per common share	$0.73	$1.24	$0.96

Definitive Merger Agreement with CSL

We entered into a definitive merger agreement with CSL on August 12, 2008, which was subject to the receipt of certain regulatory approvals as well as other customary conditions. The U.S. Federal Trade Commission filed an administrative complaint before the Commission challenging the merger and a complaint in Federal district court seeking to enjoin the merger during the administrative process.  On June 8, 2009, the merger parties agreed to terminate the definitive merger agreement, and as a result, CSL paid us a merger termination fee of $75.0 million during the 2009 second quarter.  The U.S. Federal Trade Commission’s complaints were subsequently dismissed.  We incurred retention expense, including fringe benefits, of $3.0 million and $6.7 million for the three and six months ended June 30, 2009, respectively, and legal costs associated with the regulatory review process of $0.3 million and $6.0 million during the three and six months ended June 30, 2009, respectively.  All retention amounts were paid during 2009.

Unabsorbed TPR Infrastructure and Start-Up Costs

Our cost of goods sold includes $1.7 million and $11.0 million for the three months ended June 30, 2010 and 2009, respectively, and $3.7 million and $25.4 million for the six months ended June 30, 2010 and 2009, respectively, related to unabsorbed TPR infrastructure and start-up costs associated with the development of our plasma collection center platform.   The reduction in unabsorbed TPR infrastructure and start-up costs resulted primarily from the maturation of our plasma collection center platform.  We believe we have substantially eliminated unabsorbed TPR infrastructure and start-up costs and as a result, we expect that the TPR excess period costs will continue to decline in 2010 as compared to prior periods.

Share-Based Compensation Awards

We have long-term incentive plans, which provide for the grant of awards in the form of incentive stock options, non-qualified stock options, share appreciation rights, restricted stock, restricted stock units (RSU’s), unrestricted shares of common stock, deferred share units, and performance share units, to eligible employees, directors, and consultants.

Share-based compensation expense for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
SG&A	$2,270	$7,477	$7,950	$16,450
R&D	177	512	715	1,179
Cost of goods sold	910	1,120	1,919	2,542
Total expense	$3,357	$9,109	$10,584	$20,171

Capitalized in inventory	$419	$868	$1,445	$2,006

The decrease in share-based compensation expense during 2010 was primarily driven by the final vesting of awards under the 2005 Stock Option and Incentive Plan on April 1, 2010 and the majority of the awards under our 2006 Restricted Stock Plan on March 31, 2010.  In addition, a combination of an adjustment during the 2010 first quarter as a result of actual award forfeitures being higher than initially estimated as well as the acceleration of certain option awards to our Chairman and Chief Executive Officer during the 2009 third quarter further impacted the comparability of share-based compensation expense between the 2010 and 2009 periods.

The following table summarizes the remaining unrecognized compensation cost related to our share-based compensation programs as of June 30, 2010 and the weighted-average period over which the non-cash compensation cost is expected to be recognized:

		Weighted-
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$4,819	2.60
Restricted share awards	3,244	0.75
RSU’s	7,302	2.66
Performance share awards	4,248	2.76
Total	$19,613

In addition to the unrecognized compensation cost included in the table above, at June 30, 2010, $2.1 million of compensation cost was included in inventory on our unaudited interim consolidated balance sheet, which we expect to be recognized as non-cash compensation expense in our consolidated income statement primarily within the next twelve months.  The amount of share-based compensation expense that we will ultimately be required to record could change in the future as a result of additional grants, changes in the fair value of shares for performance-based awards, differences between our anticipated forfeiture rate and the actual forfeiture rate, the probability of achieving targets established for performance award vesting, and other actions by our board of directors or its compensation committee.

RESULTS OF OPERATIONS

We have included information regarding our results of operations in the following table.  The subsequent discussion provides an analysis of our results of operations for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue:
Product	$397,102	$370,116	$771,717	$734,979
Other	5,724	5,454	12,070	12,386
Total	402,826	375,570	783,787	747,365
Cost of goods sold	223,217	224,008	440,568	433,209

Gross profit	179,609	151,562	343,219	314,156

Operating expenses:
SG&A	76,004	62,003	143,624	134,425
R&D	15,888	19,020	32,159	35,561
Total	91,892	81,023	175,783	169,986

Income from operations	87,717	70,539	167,436	144,170

Other non-operating (expense) income:
Interest expense, net	(12,123)	(20,513)	(23,386)	(41,858)
Merger termination fee	—	75,000	—	75,000
Equity in earnings of affiliate	179	95	326	184
Total	(11,944)	54,582	(23,060)	33,326

Income before income taxes	75,773	125,121	144,376	177,496

Provision for income taxes	(28,150)	(41,849)	(51,414)	(60,789)

Net income	$47,623	$83,272	$92,962	$116,707

Earnings per common share:
Basic	$0.39	$47.42	$0.76	$76.29
Diluted	$0.37	$0.89	$0.73	$1.24

Financial measures:
Gross margin	44.6%	40.4%	43.8%	42.0%
Operating margin	21.8%	18.8%	21.4%	19.3%
Effective income tax rate	37.2%	33.4%	35.6%	34.2%

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

The following discussion and analysis contains information regarding our results of operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
Net revenue:
Product	$397,102	$370,116	$26,986	7.3%
Other	5,724	5,454	270	5.0%
Total	402,826	375,570	27,256	7.3%
Cost of goods sold	223,217	224,008	791	0.4%

Gross profit	179,609	151,562	28,047	18.5%
Operating expenses:
SG&A	76,004	62,003	(14,001)	(22.6)%
R&D	15,888	19,020	3,132	16.5%
Total	91,892	81,023	(10,869)	(13.4)%

Income from operations	87,717	70,539	17,178	24.4%
Other non-operating (expense) income:
Interest expense, net	(12,123)	(20,513)	8,390	40.9%
Merger termination fee	—	75,000	(75,000)	100.0%
Equity in earnings of affiliate	179	95	84	88.4%
Total	(11,944)	54,582	(66,526)	121.9%

Income before income taxes	75,773	125,121	(49,348)	(39.4)%
Provision for income taxes	(28,150)	(41,849)	13,699	32.7%

Net income	$47,623	$83,272	$(35,649)	(42.8)%

Earnings per common share:
Basic	$0.39	$47.42	$(47.03)	(99.2)%
Diluted	$0.37	$0.89	$(0.52)	(58.4)%

Financial measures:
Gross profit margin	44.6%	40.4%
Operating margin	21.8%	18.8%
Effective income tax rate	37.2%	33.4%

Net Revenue

The following table contains information regarding our net revenue:

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
Product net revenue:
Gamunex IGIV	$213,924	$204,152	$9,772	4.8%
Prolastin A1PI	87,985	76,821	11,164	14.5%
Fraction V (Albumin and Plasmanate)	23,136	20,557	2,579	12.5%
Factor VIII (Koate DVI)	15,245	9,567	5,678	59.3%
Hyperimmunes	18,848	21,759	(2,911)	(13.4)%
Other	37,964	37,260	704	1.9%
Total product net revenue	397,102	370,116	26,986	7.3%
Other net revenue	5,724	5,454	270	5.0%
Total net revenue	$402,826	$375,570	$27,256	7.3%

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
U.S. product net revenue:
Gamunex IGIV	$163,348	$146,148	$17,200	11.8%
Prolastin A1PI	57,424	51,121	6,303	12.3%
Factor V (Albumin and Plasmanate)	14,687	11,117	3,570	32.1%
Factor VIII (Koate DVI)	4,412	2,934	1,478	50.4%
Hyperimmunes	14,147	17,247	(3,100)	(18.0)%
Other product net revenue	16,243	16,189	54	0.3%
Total U.S. product net revenue	$270,261	$244,756	$25,505	10.4%

International product net revenue:
Gamunex IGIV	$50,576	$58,004	$(7,428)	(12.8)%
Prolastin A1PI	30,561	25,700	4,861	18.9%
Factor V (Albumin and Plasmanate)	8,449	9,440	(991)	(10.5)%
Factor VIII (Koate DVI)	10,833	6,633	4,200	63.3%
Hyperimmunes	4,701	4,512	189	4.2%
Other product net revenue	21,721	21,071	650	3.1%
Total international product net revenue	$126,841	$125,360	$1,481	1.2%

Our product net revenue was $397.1 million and $370.1 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $27.0 million, or 7.3%.  The increase consisted of higher volumes of $23.0 million and improved pricing of $4.0 million, including the effects of unfavorable foreign exchange of $2.5 million.

The $9.8 million increase in our Gamunex net revenue was driven by higher volumes of $9.6 million.  We experienced higher Gamunex volumes of $17.7 million in the U.S. and Europe, which were partially offset by lower volumes of $8.1 million in Canada and other international regions.  Our Canadian Gamunex volumes were negatively impacted by lower commercial sales to CBS as discussed below.  Gamunex volumes in other international regions were negatively impacted by competitive pressures, our ongoing internal investigation related to potential FCPA violations, and political tensions with Iran, which are discussed elsewhere in this Quarterly Report.  We experienced competitive pressures in Europe during 2009, which negatively impacted our Gamunex volumes during the prior year period.  U.S. Gamunex pricing was higher by $2.9 million during the 2010 period as compared to the prior year period.  The benefit of the higher pricing in the U.S. was substantially offset by lower pricing of $2.8 million in Europe and other international regions resulting from country mix as well as competitive pressures, including unfavorable foreign exchange of $0.7 million.  As indicated elsewhere in this Quarterly Report, the recently enacted healthcare reform legislation increased the size of the Medicaid rebates paid by drug manufacturers from 15.1% to 23.1% of the AMP.  We have also experienced higher Medicaid utilization and GPO administrative fees during 2010.  Although we have experienced a favorable pricing environment in prior periods largely as a result of supply constraints, we expect product pricing to be flat given the current balance of supply and demand.

The $11.2 million increase in our Prolastin net revenue primarily consisted of higher volumes of $10.2 million, partially offset by $1.8 million of unfavorable foreign exchange.  The increase in volumes was driven by higher volumes of $9.8 million in Europe and the U.S, where we experienced net patient gains during the six months ended June 30, 2010.  Prolastin volumes are largely a function of our ability to identify and enroll new patients as compared to the number of patients lost due to attrition and competition.  Our ability to grow our European volumes will also depend on our ability to obtain appropriate reimbursement on a country by country basis. German legislative initiatives, including increased rebates paid by drug manufacturers and freezing prices, have been announced with the objective of reducing costs within the healthcare sector.  These specific initiatives are currently under discussion in Germany, but have not yet been finalized.  Implementation of such initiatives could potentially impact both our Gamunex and Prolastin business in Germany.

Our Fraction V product category consists of albumin and Plasmanate, with albumin representing the majority of sales in the category.  The $2.6 million increase in our Fraction V net revenue was driven by higher volumes of $2.4 million.  We experienced higher Fraction V volumes of $4.6 million in the U.S., Canada, and Europe as a result of supply availability, which were partially offset by lower volumes of $2.2 million in other international regions due to opportunistic sales during 2009, which did not recur during 2010.

The $5.7 million increase in Factor VIII (Koate DVI) net revenue was primarily driven by higher volumes of $6.6 million in other international regions due to supply availability and opportunistic sales, partially offset by lower pricing of $2.4 million in other international regions due to country mix.  The $2.9 million decrease in hyperimmune net revenue was driven by lower volumes of $6.3 million in the U.S. largely due to a customer systems issue, partially offset by higher U.S. pricing of $3.2 million.

Our other product net revenue consists primarily of revenue related to our contract manufacturing agreements for IGIV and Fraction V with the two Canadian blood system operators, CBS and Hema Quebec, intermediate products, Thrombate III (human), and contracted PPF powder.  The $0.7 million increase in other product net revenue was driven by higher intermediate product sales, partially offset by lower contract manufacturing IGIV volumes due to CBS’ multi-source strategy.  Sales of our contracted PPF powder are expected to decline in accordance with the related agreement and intermediate product revenues are opportunistic and may be lower in subsequent periods.

We believe that U.S. and international IGIV volume demand grew below our long-term view of 6% to 8% during the three months ended June 30, 2010.  The global IGIV market dynamics are becoming increasingly more competitive as supply has become more available and demand growth is slower than expected.

Demand in the U.S. market has been impacted by increased scrutiny and price sensitivity in the hospital segment.  In addition, the increase in the number of hospitals qualifying for the 340B discounts has effectively reduced demand from GPO’s who are not permitted to service this discounted channel, which among other factors, has led us to accept reduced volume tiers under certain of our GPO contracts.  We also continue to see inventory de-stocking within the distribution channel.  The combination of slower near-term demand growth and competitive pressures may result in the deceleration of U.S. Gamunex growth.

Our ability to expand our international business has been hampered by the effects of our internal FCPA investigation and increased price sensitivities of our customers.  Our profitability has been and may continue to be negatively impacted by unfavorable euro/dollar exchange rates.  We have experienced, and expect to continue to experience, annual volume declines in Canada due to CBS’ objective to have multiple sources of supply, which has impacted and will continue to impact our overall IGIV growth.  CBS may further reduce volumes to contract minimums and Hema Quebec may adopt a similar strategy.  The combination of these factors, among others, may reduce our near term global IGIV growth, relative to our prior expectations.

In the current IGIV market with reduced demand growth, we still anticipate that we will operate near to or at our fractionation capacity over the next few years depending upon the demand for our products, the availability of source plasma and the impact of variability in yield, among other factors.  We plan to utilize most of our available fractionation capacity in the near term, which will result in increased inventory levels in order to maintain pace with projected future growth in product demand.

Although the Office of Foreign Asset Control (OFAC) renewed our license to supply humanitarian products, political tensions with Iran continue to impede our ability to conduct business in Iran, which has and may continue to negatively impact our revenue by as much as $15 million to $20 million in 2010. Additionally, the unfavorable change in the euro/dollar exchange rate has negatively impacted our revenue and profitability and may continue to do so.  As a result of a customer systems issue, we may experience a shortfall in hyperimmune revenues in 2010 in the range of $5 million to $10 million as compared to 2009.

We are the primary supplier of Canadian IGIV under our five year contracts with CBS and Hema Quebec, which became effective April 1, 2008.  These five year contracts provide for escalated pricing, based on inflation, for contract fractionation services and our commercial products, including Gamunex, Plasbumin, and certain hyperimmune products, effective April 1 of each year throughout the term of the agreements.  We have experienced, and expect to continue to experience, annual volume declines in Canada as discussed above.

Cost of Goods Sold and Gross Profit

Our gross profit was $179.6 million and $151.6 million for the three months ended June 30, 2010 and 2009, respectively, representing gross margin of 44.6% and 40.4%, respectively.  In general, our gross margin and cost of goods sold are impacted by the volume and pricing of our finished products, our raw material costs, production mix, yield, and cycle times, as well as our production capacities and normal production shut-downs, and the timing and amount of release of finished product.

Our cost of goods sold was $223.2 million, or 55.4% of net revenue, for the three months ended June 30, 2010, as compared to $224.0 million, or 59.6% of net revenue, for the three months ended June 30, 2009.  Our cost of goods sold benefited from lower TPR unabsorbed infrastructure and start-up costs of $9.3 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  Our cost of goods sold also benefited from lower costs of production of $14.8 million during the 2010 period primarily driven by production mix associated with the conversion to our next generation A1PI product, Prolastin-C A1PI, as well as source mix.  Project spending during the three months ended June 30, 2010 was $11.3 million as compared to $7.1 million during the same prior year period, driven by our new fractionation facility, Koate reengineering, and Thrombate III projects.  We experienced higher costs of $19.9 million associated with increased volumes during the three months ended June 30, 2010 as compared to the same prior year period.

The largest component of our cost of goods sold is the cost of source plasma, which represented greater than 50% of our cost of goods sold for the periods presented.  The overall cost of source plasma is impacted by the fully-loaded collection cost per liter, including donor fees, labor, soft goods, facility costs, testing, unabsorbed TPR infrastructure and start-up costs, the cost of plasma purchased from third parties, and variability in protein yields, among other factors.  Our internal cost per liter of plasma, including unabsorbed TPR infrastructure and start-up costs, declined 2.2% for the three months ended June 30, 2010 as compared to the prior year period, primarily driven by lower unabsorbed TPR infrastructure and start-up costs and higher TPR plasma collections.  Our acquisition cost per liter of third party plasma declined 0.4% during the three months ended June 30, 2010 as compared to the prior year period.  Due to our long manufacturing cycle times, which range from 100 days to in excess of 400 days, the cost of plasma is not expensed through cost of goods sold until a significant period of time subsequent to its acquisition.

We believe that we have substantially eliminated unabsorbed TPR infrastructure and start-up costs. Consequently, future margin improvements will need to be derived from increases in product pricing and volumes, product mix, improvements in the cost per liter of plasma, manufacturing efficiencies, yield improvements or some combination thereof. We believe that the current environment does not favor near-term price increases and we have limited opportunities to enhance product mix. We have recently experienced and expect to continue to experience higher cost of goods sold due to yield variability, less efficient utilization of each incremental liter of plasma fractionated as we increase Gamunex production, and non-capitalizable costs associated with our capital projects, particularly the construction of our new fractionation facility.

The combination of the factors mentioned above, particularly the lower near-term demand growth, competitive pressures, slower than planned reductions in our cost per liter of plasma, yield variability as well as inefficient plasma utilization, among other factors, will likely result in lower gross margins in future periods.

Operating Expenses

Our SG&A was $76.0 million and $62.0 million for the three months ended June 30, 2010 and 2009, respectively, an increase of $14.0 million, or 22.6%.  The increase in SG&A was driven by $6.4 million of unfavorable foreign exchange during the three months ended June 30, 2010 as compared to favorable foreign exchange of $4.0 million during the same prior year period, resulting from a strengthening U.S. dollar as compared to the euro pertaining to our euro-denominated receivables.  We also experienced higher sales and marketing expenses of $4.6 million during the 2010 period as a result of our sales force expansion, marketing of our Gamunex CIDP indication, Prolastin patient identification efforts, launch of Prolastin-C A1PI, as well as support for other products.  During 2010, we incurred transaction-related expenses of $8.4 million related to our definitive merger agreement with Grifols.  As compared to the three months ended June 30, 2009, our 2010 SG&A also reflects incremental new public company expenses.  Our 2010 SG&A reflects lower share-based compensation expense of $5.2 million as discussed previously and the absence of $2.1 million of legal and retention expenses related to our terminated merger agreement with CSL.

SG&A in future periods will be impacted by additional Grifols related transaction expenses such as legal and accounting costs as well as retention expenses.  We estimate retention expense to be approximately $10.5 million, which will be recognized ratably through the second quarter of 2011.

Our R&D was $15.9 million and $19.0 million for the three months ended June 30, 2010 and 2009, respectively.  As a percentage of net revenue, R&D was 3.9% and 5.1% for the three months ended June 30, 2010 and 2009, respectively.  R&D expenses are influenced by the timing of in-process projects and the nature and extent of expenses associated with these projects.  Additional information regarding our research and development projects is included in our 2009 Form 10-K.  There have been no significant changes to our new product candidates or life-cycle management projects since December 31, 2009, except that we have decided not to initiate an aerosol trial with plasma-derived Prolastin A1PI.  We may resume development in the future of an aerosol formulation of A1PI if warranted with recombinant A1PI.  The reduction in R&D period over period was primarily driven by the cancellation of the aerosol project discussed previously.  We anticipate that R&D will increase in subsequent periods primarily as a result of increased Plasmin clinical trials related to aPAO and ischemic stroke.

Total Other Non-Operating (Expense) Income, net

The primary recurring component of our other non-operating (expense) income, net, is interest expense, which amounted to $11.7 million and $19.6 million for the three months ended June 30, 2010 and 2009, respectively.  Our weighted average interest rates on our outstanding debt, excluding amortization of deferred debt issuance costs and debt discount, were 7.9% and 5.3% for the three months ended June 30, 2010 and 2009, respectively.  The reduction in interest expense was driven by lower weighted average debt levels during the 2010 period.

Our total other non-operating income, net, for the three months ended June 30, 2009 includes the CSL merger termination fee of $75.0 million as discussed previously.

Provision for Income Taxes

Our income tax provision was $28.2 million and $41.8 million for the three months ended June 30, 2010 and 2009, respectively, resulting in effective income tax rates of 37.2% and 33.4%, respectively.

For the three months ended June 30, 2010, our effective income tax rate is higher than the U.S. statutory Federal income tax rate, primarily due to the non-deductibility of transaction costs related to our definitive merger agreement with Grifols and the effects of state taxes.  These items were partially offset by a domestic production deduction, which was statutorily increased to 9% for 2010, and credits for orphan drug clinical testing expenditures.

For the three months ended June 30, 2009, our effective income tax rate is lower than the U.S. statutory Federal income tax rate, primarily due to credits for Federal Research and Experimentation and orphan drug clinical testing expenditures and the deduction of previously capitalized transaction costs related to our terminated merger agreement with CSL.  These factors offset the effect of state taxes.

Net Income

Our net income was $47.6 million and $83.3 million (including the CSL merger termination fee, net of tax, of $48.8 million) for the three months ended June 30, 2010 and 2009, respectively.  The significant factors and events contributing to the change in our net income are discussed above.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

The following discussion and analysis contains information regarding our results of operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Net revenue:
Product	$771,717	$734,979	$36,738	5.0%
Other	12,070	12,386	(316)	(2.6)%
Total	783,787	747,365	36,422	4.9%
Cost of goods sold	440,568	433,209	(7,359)	(1.7)%

Gross profit	343,219	314,156	29,063	9.3%
Operating expenses:
SG&A	143,624	134,425	(9,199)	(6.8)%
R&D	32,159	35,561	3,402	9.6%
Total	175,783	169,986	(5,797)	(3.4)%

Income from operations	167,436	144,170	23,266	16.1%
Other non-operating (expense) income:
Interest expense, net	(23,386)	(41,858)	18,472	44.1%
Merger termination fee	—	75,000	(75,000)	100.0%
Equity in earnings of affiliate	326	184	142	77.2%
Total	(23,060)	33,326	(56,386)	169.2%

Income before income taxes	144,376	177,496	(33,120)	(18.7)%
Provision for income taxes	(51,414)	(60,789)	9,375	15.4%

Net income	$92,962	$116,707	$(23,745)	(20.3)%

Earnings per common share:
Basic	$0.76	$76.29	$(75.53)	(99.0)%
Diluted	$0.73	$1.24	$(0.51)	(41.1)%

Financial measures:
Gross profit margin	43.8%	42.0%
Operating margin	21.4%	19.3%
Effective income tax rate	35.6%	34.2%

Net Revenue

The following table contains information regarding our net revenue:

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Product net revenue:
Gamunex IGIV	$426,719	$411,458	$15,261	3.7%
Prolastin A1PI	168,169	149,380	18,789	12.6%
Fraction V (Albumin and Plasmanate)	44,353	38,429	5,924	15.4%
Factor VIII (Koate DVI)	23,816	20,177	3,639	18.0%
Hyperimmunes	33,799	37,602	(3,803)	(10.1)%
Other	74,861	77,933	(3,072)	(3.9)%
Total product net revenue	771,717	734,979	36,738	5.0%
Other net revenue	12,070	12,386	(316)	(2.6)%
Total net revenue	$783,787	$747,365	$36,422	4.9%

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
U.S. product net revenue:
Gamunex IGIV	$324,832	$299,720	$25,112	8.4%
Prolastin A1PI	108,269	98,927	9,342	9.4%
Factor V (Albumin and Plasmanate)	27,055	21,316	5,739	26.9%
Factor VIII (Koate DVI)	8,211	5,658	2,553	45.1%
Hyperimmunes	24,027	28,700	(4,673)	(16.3)%
Other product net revenue	33,405	31,530	1,875	5.9%
Total U.S. product net revenue	$525,799	$485,851	$39,948	8.2%

International product net revenue:
Gamunex IGIV	$101,887	$111,738	$(9,851)	(8.8)%
Prolastin A1PI	59,900	50,453	9,447	18.7%
Factor V (Albumin and Plasmanate)	17,298	17,113	185	1.1%
Factor VIII (Koate DVI)	15,605	14,519	1,086	7.5%
Hyperimmunes	9,772	8,902	870	9.8%
Other product net revenue	41,456	46,403	(4,947)	(10.7)%
Total international product net revenue	$245,918	$249,128	$(3,210)	(1.3)%

Our product net revenue was $771.7 million and $735.0 million for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $36.7 million, or 5.0%.  The increase consisted of higher volumes of $28.7 million and improved pricing of $8.0 million, including the effects of favorable foreign exchange of $0.5 million.

The $15.3 million increase in our Gamunex net revenue consisted of higher volumes of $18.2 million, partially offset by lower pricing of $2.9 million.  We experienced higher Gamunex volumes of $33.2 million in the U.S. and Europe, which were partially offset by lower volumes of $15.0 million in Canada and other international regions.  We experienced competitive pressures in Europe during 2009, which negatively impacted our Gamunex volumes during the prior year period.  Our Canadian volumes were negatively impacted by lower commercial sales to CBS as a result of their multi-source strategy as discussed above. Gamunex volumes in other international regions were negatively impacted by competitive pressures, our ongoing internal investigation related to potential FCPA violations and political tensions with Iran, which are discussed elsewhere in this Quarterly Report.  We experienced lower pricing of $4.4 million in Europe and other international regions resulting from country mix as well as competitive pressures, partially offset by higher pricing of $1.5 million in the U.S. and Canada.  Canadian pricing benefited from the annual price escalation, effective April 1, associated with our commercial contracts with CBS and Hema Quebec.  As indicated elsewhere in this Quarterly Report, the recently enacted healthcare reform legislation increased the size of the Medicaid rebates paid by drug manufacturers from 15.1% to 23.1% of the AMP.  We have also experienced higher Medicaid utilization and GPO administrative fees during 2010.  Although we have experienced a favorable pricing environment in prior periods largely as a result of supply constraints, we expect pricing to be flat given the current balance of supply and demand.

The $18.8 million increase in our Prolastin net revenue consisted of higher volumes of $11.4 million and improved pricing of $7.4 million, including $0.2 million of favorable foreign exchange.  The increase in volumes was driven by higher volumes of $11.0 million in Europe and the U.S., where we experienced net patient gains during 2010.  The increase in pricing was driven by higher pricing of $8.1 million in the U.S. and Canada, partially offset by lower pricing in Europe, including the effects of unfavorable foreign exchange.  Our U.S. pricing was favorably impacted by a price increase implemented in the third quarter of 2009.  Our 2009 Canadian pricing was impacted by a pricing adjustment of $2.3 million during the 2009 first quarter related to a pricing dispute.  Prolastin volumes are largely a function of our ability to identify and enroll new patients as compared to the number of patients lost due to attrition and competition.  Our ability to grow our European volumes will also depend on our ability to obtain appropriate reimbursement on a country by country basis.

Our Fraction V product category consists of albumin and Plasmanate, with albumin representing the majority of sales in the category.  The $5.9 million increase in our Fraction V net revenue was driven by higher volumes of $7.9 million in the U.S., Canada, and Europe, as a result of supply availability, which were partially offset by lower volumes of $2.0 million in other international regions due to opportunistic sales during 2009, which did not recur during 2010.

The $3.6 million increase in Factor VIII (Koate DVI) net revenue was driven by higher volumes of $5.8 million in the U.S. and other international regions as a result of supply availability and opportunistic sales.  The benefit of the higher volumes was partially offset by lower pricing of $2.2 million, primarily due to country mix in other international regions.  The $3.8 million decrease in hyperimmune revenue was driven by lower volumes of $8.6 million in the U.S. due to a customer systems issue, partially offset by higher U.S. pricing of $3.9 million and increased sales of $0.8 million in Canada.

Our other product net revenue consists primarily of revenue related to our contract manufacturing agreements for IGIV and Fraction V with the two Canadian blood system operators, CBS and Hema Quebec, intermediate products, Thrombate III (human), and contracted PPF powder.  The $3.1 million decrease in our other product net revenue was driven by lower contract manufacturing IGIV and Fraction V volumes due to CBS’ multi-source strategy, partially offset by higher Thrombate III.  Sales of our contracted PPF powder are expected to decline in accordance with the related agreement and intermediate product revenues are opportunistic and may be lower in subsequent periods.

Additional information regarding our revenue expectations for the remainder of 2010 is included in our quarter over quarter discussion and analysis and in “Managements Discussion and Analysis of Financial Condition and Results of Operations——Business Overview,” included elsewhere in this Quarterly Report.

Cost of Goods Sold and Gross Profit

Our gross profit was $343.2 million and $314.2 million for the six months ended June 30, 2010 and 2009, respectively, representing gross margin of 43.8% and 42.0%, respectively.  In general, our gross margin and cost of goods sold are impacted by the volume and pricing of our finished products, our raw material costs, production mix, yield, and cycle times, as well as our production capacities and normal production shut-downs, and the timing and amount of release of finished product.

Our cost of goods sold was $440.6 million, or 56.2% of net revenue, for the six months ended June 30, 2010, as compared to $433.2 million, or 58.0% of net revenue, for the six months ended June 30, 2009.  Our cost of goods sold benefited from lower TPR unabsorbed infrastructure and start-up costs of $21.7 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  Our cost of goods sold also benefited from lower costs of production of $8.4 million during the 2010 period primarily driven by production mix associated with the conversion to our next generation A1PI product, Prolastin-C A1PI, as well as source mix.  Our cost of goods sold was negatively impacted by $22.9 million of inventory impairments during the six months ended June 30, 2010, an increase of $6.8 million compared to the same prior year period, primarily driven by higher provisions for work-in-process inventories.  Project spending during the six months ended June 30, 2010 was $23.0 million as compared to $13.2 million during the same prior year period, driven by spending related to our new fractionation facility, Koate reengineering, and Thrombate III projects.  We experienced higher costs of $20.9 million associated with increased volumes during the six months ended June 30, 2010 as compared to the same prior year period.

The largest component of our cost of goods sold is the cost of source plasma, which represented greater than 50% of our cost of goods sold for the periods presented.  The overall cost of source plasma is impacted by the fully-loaded collection cost per liter, including donor fees, labor, soft goods, facility costs, testing, unabsorbed TPR infrastructure and start-up costs, the cost of plasma purchased from third parties, and variability in protein yields, among other factors.  Our internal cost per liter of plasma, including unabsorbed TPR infrastructure and start-up costs, decreased 3.5% for the six months ended June 30, 2010 as compared to the same prior year period, primarily driven by lower unabsorbed TPR infrastructure and start-up costs and higher TPR plasma collections.  Our acquisition cost per liter of third party plasma increased 1.1% during the six months ended June 30, 2010 as compared to the same prior year period.  Due to our long manufacturing cycle times, which range from 100 days to in excess of 400 days, the cost of plasma is not expensed through cost of goods sold until a significant period of time subsequent to its acquisition.

Additional information regarding our gross margin expectations for the remainder of 2010 is included in our quarter over quarter discussion and analysis and in “Managements Discussion and Analysis of Financial Condition and Results of Operations——Business Overview,” included elsewhere in this Quarterly Report.

Operating Expenses

Our SG&A was $143.6 million and $134.4 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $9.2 million, or 6.8%.  The increase in SG&A was driven by $10.3 million of unfavorable foreign exchange during the six months ended June 30, 2010 as compared to favorable foreign exchange of $0.2 million during the same prior year period, resulting from a strengthening U.S. dollar as compared to the euro pertaining to our euro-denominated receivables.  We also experienced higher sales and marketing expenses of $10.7 million during the 2010 period as a result of our sales force expansion, marketing of our Gamunex CIDP indication, Prolastin patient identification efforts, the launch of Prolastin-C A1PI, as well as support for other products.  During 2010, we incurred transaction-related expenses of $8.4 million related to our definitive merger agreement with Grifols.  As compared to the six months ended June 30, 2009, our 2010 SG&A also reflects incremental new public company expenses. Our 2010 SG&A reflects lower share-based compensation expense of $8.5 million as discussed previously, the absence of $10.0 million of legal and retention expenses related to our terminated merger agreement with CSL, and lower donations of $5.9 million as compared to the same prior year period.

SG&A in future periods will be impacted by additional Grifols related transaction expenses such as legal and accounting costs as well as retention expenses.  We estimate retention expense to be approximately $10.5 million, which will likely be recognized ratably through the second quarter of 2011.

Our R&D was $32.2 million and $35.6 million for the six months ended June 30, 2010 and 2009, respectively.  As a percentage of net revenue, R&D was 4.1% and 4.8% for the six months ended June 30, 2010 and 2009, respectively.  R&D expenses are influenced by the timing of in-process projects and the nature and extent of expenses associated with these projects.  Additional information regarding our research and development projects is included in our 2009 Form 10-K.  There have been no significant changes to our new product candidates or life-cycle management projects since December 31, 2009, except that we have decided not to initiate an aerosol trial with plasma-derived Prolastin A1PI.  We may resume development in the future of an aerosol formulation of A1PI if warranted with recombinant A1PI.  The reduction in R&D period over period was primarily driven by the cancellation of the aerosol project discussed previously.  We anticipate that R&D will increase in subsequent periods primarily as a result of increased Plasmin clinical trials related to aPAO and ischemic stroke.

Total Other Non-Operating (Expense) Income, net

The primary recurring component of our other non-operating (expense) income, net, is interest expense, which amounted to $23.9 million and $40.5 million for the six months ended June 30, 2010 and 2009, respectively.  Our weighted average interest rates on our outstanding debt, excluding amortization of deferred debt issuance costs and debt discount, were 7.8% and 5.5% for the six months ended June 30, 2010 and 2009, respectively.  The reduction in interest expense was driven by lower weighted average debt levels during the 2010 period.  During the six months ended June 30, 2010 and 2009, we capitalized interest costs related to the construction of plant and equipment of $2.3 million and $0.7 million, respectively.

Our total other non-operating income, net, for the six months ended June 30, 2009 includes the CSL merger termination fee of $75.0 million as discussed previously.

Provision for Income Taxes

Our income tax provision was $51.4 million and $60.8 million for the six months ended June 30, 2010 and 2009, respectively, resulting in effective income tax rates of 35.6% and 34.2%, respectively.

For the six months ended June 30, 2010, our effective income tax rate is higher than the U.S. statutory Federal income tax rate, primarily due to the non-deductibility of transaction costs related to our definitive merger agreement with Grifols and the effects of state taxes.  These items were partially offset by a domestic production deduction, which was statutorily increased to 9% for 2010, and credits for orphan drug clinical testing expenditures.

For the six months ended June 30, 2009, our effective income tax rate is lower than the U.S. statutory Federal income tax rate, primarily due to credits for Federal Research and Experimentation and orphan drug clinical testing expenditures and the deduction of previously capitalized transaction costs related to our terminated merger agreement with CSL.  These factors offset the effect of state taxes.

Net Income

Our net income was $93.0 million and $116.7 million (including the CSL merger termination fee, net of tax, of $48.8 million) for the six months ended June 30, 2010 and 2009, respectively.  The significant factors and events contributing to the change in our net income are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

The following table and subsequent discussion and analysis contain information regarding our cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$92,962	$116,707
Non-cash items	37,954	44,732
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(58,517)	(30,533)
Net cash provided by operating activities	$72,399	$130,906

Investing activities:
Purchases of property, plant, and equipment	$(53,205)	$(23,672)
Business acquisitions, net of cash acquired	—	(18,234)
Financing arrangements with third parties, net of repayments	361	(1,575)
Other	—	232
Net cash used in investing activities	$(52,844)	$(43,249)

Financing activities:
Repayments under Revolving Credit Facility, net	$—	$(86,703)
Repayment of borrowings under term loan	—	(3,500)
Repayments of capital lease obligations	(356)	(257)
Financing transaction costs	(417)	—
Proceeds from exercises of stock options	6,057	—
Excess tax benefits from share-based payment arrangements	5,708	1,437
Repurchases of common stock from employees	(4,917)	(3,902)
Net cash provided by (used in) financing activities	$6,075	$(92,925)

At June 30, 2010, our cash and cash equivalents totaled $89.5 million.  We use our available cash balances to repay amounts outstanding under our Revolving Credit Facility. We deposit any excess cash amounts into an overnight investment account.  At June 30, 2010, we had unused available borrowing capacity of $322.6 million under our Revolving Credit Facility.

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

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $72.4 million for the six months ended June 30, 2010 as compared to $130.9 million for the six months ended June 30, 2009.  Our net income was $93.0 million and $116.7 million for the six months ended June 30, 2010 and 2009, respectively.  The net cash generated from our operating activities during the six months ended June 30, 2009 includes the $75.0 million (approximately $48.8 million after tax) payment we received from CSL as a result of the termination of the definitive merger agreement.

Our non-cash operating items were $38.0 million and $44.7 million for the six months ended June 30, 2010 and 2009, respectively.  The following significant non-cash items impacted the comparability of the net cash provided by our operating activities during the periods presented.

•                  Our depreciation and amortization expense for the six months ended June 30, 2010 and 2009 was $16.9 million and $13.9 million, respectively.  The increase in depreciation and amortization expense reflects our cumulative capital investments, primarily related to our manufacturing facilities and TPR.

•                  Our share-based compensation expense for the six months ended June 30, 2010 and 2009 was $10.6 million and $20.2 million, respectively.  The decrease in share-based compensation expense during 2010 was primarily driven by the final vesting of awards under the 2005 Stock Option and Incentive Plan on April 1, 2010 and the majority of the awards under the 2006 Restricted Stock Plan on March 31, 2010.  In addition, a combination of an adjustment during the 2010 first quarter as a result of actual award forfeitures being higher than initially estimated as well as the acceleration of certain option awards to our Chairman and Chief Executive Officer during the 2009 third quarter further impacted the comparability of share-based compensation expense between the two periods.

•                  Amortization of deferred compensation related to special recognition bonus awards was $1.7 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively.  We made the final special recognition bonus award payments during March 2010.

•                  During the six months ended June 30, 2010 and 2009, our net deferred income tax assets decreased $11.5 million and $4.2 million, respectively.  During the six months ended June 30, 2010 and 2009, we recognized excess tax benefits related to share-based compensation of $5.7 million and $1.4 million, respectively.

The changes in our operating assets and liabilities, net of effects from business acquisitions, were driven by the following items:

•                  Our accounts receivable, net, increased $33.1 million and $7.5 million during the six months ended June 30, 2010 and 2009, respectively.  Accounts receivable, net, balances are influenced by the timing of net revenue and customer collections.  Our days sales outstanding (DSO) were 38 days and 37 days at June 30, 2010 and 2009, respectively, primarily driven by an increase in international accounts receivable and timing of payments.  Our international sales terms generally range from 30 to 150 days due to industry and national practices outside of the U.S., which can impact our DSO results.  We calculate DSO as our period end accounts receivable, net, divided by our prior three months’ net sales, multiplied by 90 days.  Our calculation of DSO may not be consistent with similar calculations performed by other companies.

•                  Our inventories increased $10.0 million and $22.0 million during the six months ended June 30, 2010 and 2009, respectively.  Our inventories fluctuate based upon our plasma collections, production mix and cycle times, production capacities, normal production shut-downs, finished product releases, targeted safety stock levels, and demand for our products.  Our biological manufacturing processes result in relatively long inventory cycle times ranging from 100 days to in excess of 400 days for some specialty plasma in addition to a required 60 day pre-production holding period for plasma.  Consequently, we have significant investment in raw material and work-in-process inventories for extended periods.

•                  Our prepaid expenses and other assets (increased) decreased $(6.4) million and $14.3 million during the six months ended June 30, 2010 and 2009, respectively.  The increase for the six months ended June 30, 2010 was primarily driven by an increase in prepaid income taxes of $8.3 million, partially offset by lower corporate prepaid amounts.  The decrease for the six months ended June 30, 2009 was primarily driven by a decrease in prepaid income taxes of $8.2 million and prepaid plasma of $7.3 million.  The decrease in prepaid plasma resulted from the reclassification of prepaid plasma to raw material inventories as a result of plasma deliveries from International BioResources, L.L.C. and affiliated entities (IBR) upon plasma collection center licensure, for which we subsequently acquired the plasma collection centers.

•                  Our operating liabilities decreased $9.0 million and $15.3 million during the six months ended June 30, 2010 and 2009, respectively.  Our liabilities fluctuate as a result of our cash management strategies and the varying due dates of accounts payable, accrued expenses, and other obligations.  The decrease for the six months ended June 30, 2010 was primarily driven by lower accrued payroll, bonuses, and employee benefits of $21.7 million primarily due to the payment of accrued 2009 corporate performance bonuses and the final special recognition bonus payment in March 2010, as well as a decrease in interest payable obligations of $3.1 million associated with our 7.75% Notes due to the timing of contractual payments.  These items were partially offset by an increase in accrued goods and services of $8.6 million primarily as a result of transaction costs related to our definitive merger agreement with Grifols and higher Medicaid, commercial rebates, and chargebacks of $2.5 million primarily as a result of the recently enacted healthcare reform legislation which increased the rate of AMP used to compute Medicaid rebates charged to drug manufacturers and higher Medicaid utilization.  The decrease for the six months ended June 30, 2009 was primarily driven by lower accounts payable obligations of $4.2 million due to our cash management strategies and a reduction of $12.3 million in accrued payroll, bonuses, and profit sharing primarily due to the payment of accrued 2008 corporate performance bonuses.  These items were partially offset by higher taxes payable of $4.1 million and higher Medicaid, commercial rebates, and chargebacks of $6.7 million.

Cash Flows from Investing Activities

Our capital expenditures were $53.2 million and $23.7 million for the six months ended June 30, 2010 and 2009, respectively. Our capital expenditures reflect investments in our facilities to support a platform for future growth and efficiency improvements, including compliance enhancements, general infrastructure upgrades, capacity expansions, and new facilities.  Our capital expenditures also reflect investments in our TPR infrastructure to support our plasma collection efforts.  The increase in our capital spending reflects higher spending related to reliability/compliance initiatives, as well as our initial investments in our new fractionation strategic program, partially offset by lower TPR spending.  Information regarding our strategic capital programs is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2009 Form 10-K.

Our cash flows used in investing activities for the six months ended June 30, 2009 also include various other cash outflows for the development of our plasma collection center platform, including the purchase price of seven plasma collection centers acquired from IBR and loans and other advances made third-party plasma suppliers, net of repayments, for the development of plasma collection centers for which we had the option to purchase under certain conditions.  The IBR center acquisition program was completed in December 2009.

Cash Flows from Financing Activities

During the six months ended June 30, 2010, we received proceeds of $6.1 million from the exercise of 1,124,936 stock options.  In addition, we repurchased 246,823 shares of our common stock from employees for $4.9 million to settle their withholding tax obligations upon vesting of restricted stock.  During the six months ended June 30, 2010, we recognized excess tax benefits related to share-based compensation of $5.7 million.

During the six months ended June 30, 2009, we repurchased 234,704 shares of our common stock from employees for $3.9 million to settle their withholding tax obligations upon vesting of restricted stock.  In addition, we recognized excess tax benefits related to share-based compensation of $1.4 million.  During the six months ended June 30, 2009, we made contractual principal payments of $3.5 million under our First Lien Term Loan, which was repaid and terminated during the fourth quarter of 2009 with the proceeds from our IPO and refinancing transactions.

Outstanding amounts under our Revolving Credit Facility fluctuate based upon our business needs.

Credit Ratings

There were no changes to our credit ratings during the six months ended June 30, 2010.  Our credit ratings as of June 30, 2010 were as follows:

Standard &
	Moody’s	Poor’s
7.75% Notes	B1	BB
Corporate Family Rating	Ba3	BB

Factors that can affect our credit ratings include changes in our operating performance, financial position, business strategy, and the overall economic environment for the plasma-derived products business.  If a downgrade of our credit ratings were to occur, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

Off Balance Sheet Arrangements

As of June 30, 2010, we do not have any off-balance sheet arrangements that are material or reasonably likely to be material to our consolidated financial position or results of operations.

Related Party Transactions

We consider Cerberus, Ampersand, and Centric to be related parties during certain of the periods presented.  Additional information regarding transactions with our related parties is included in Note 8, “Related Party Transactions,” included elsewhere in this Quarterly Report.

NON-GAAP FINANCIAL MEASURES

We believe that a meaningful analysis of our operating performance is enhanced by the use of adjusted EBITDA, as defined in our Revolving Credit Facility, and Consolidated Cash Flow, as defined in our 7.75% Notes.

Both adjusted EBITDA and Consolidated Cash Flow are financial measures that are not defined by U.S. GAAP.  A non-GAAP financial measure is a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in a comparable measure calculated and presented in accordance with U.S. GAAP in the statement of operations, such as net income, or the statement of cash flows, such as operating cash flow, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measures so calculated and presented.  The non-GAAP financial measures that we use should not be considered a substitute for any performance measure determined in accordance with U.S. GAAP.  We do not rely solely on these non-GAAP financial measures and also consider our U.S. GAAP results.  Because the non-GAAP financial measures that we use are not calculated in the same manner by all companies, they may not be comparable to similarly titled measures used by other companies.  To properly and prudently evaluate our business, we encourage you to also review our U.S. GAAP unaudited interim consolidated financial statements included elsewhere in this Quarterly Report, and not to rely on any single financial measure to evaluate our business.  These non-GAAP financial measures have material limitations as analytical tools and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.  Additional information regarding our use of non-GAAP financial measures is included in our 2009 Form 10-K.

In addition to the adjustments we make in computing adjusted EBITDA and Consolidated Cash Flow, we also consider the impact of other items when evaluating our operating performance.  Certain of these items, which impact the comparability of our financial results are included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations——Matters Affecting Comparability.”

In the following table, we have presented a reconciliation of adjusted EBITDA and Consolidated Cash Flow to the most comparable U.S. GAAP measure, net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$47,623	$83,272	$92,962	$116,707
Interest expense, net (a)	12,123	20,513	23,386	41,858
Income tax provision (b)	28,150	41,849	51,414	60,789
Depreciation and amortization (c)	8,800	7,177	16,851	13,921
EBITDA	96,696	152,811	184,613	233,275
Management fees (d)	—	1,898	—	3,757
Non-cash share-based compensation expense (e)	3,357	9,109	10,584	20,171
Special recognition bonus expense (f)	202	1,565	1,816	3,363
Equity in earnings of affiliate (g)	(179)	(95)	(326)	(184)
Merger-related expenses (h)	8,423	3,020	8,423	6,737
Other (i)	176	896	223	777
Adjusted EBITDA/Consolidated Cash Flow as defined (j)	$108,675	$169,204	$205,333	$267,896

(a)          Represents interest expense associated with our debt structure.  During the six months ended June 30, 2010, our debt structure consisted of our $600.0 million 7.75% Notes and $325.0 million Revolving Credit Facility.  During the six months ended June 30, 2009, our debt structure consisted of facilities totaling $1.355 billion, including our $700.0 million First Lien Term Loan, $330.0 million Second Lien Term Loan, and $325.0 million Revolving Credit Facility, as well as our interest rate cap and swap contracts.

(b)         Represents our income tax provision as presented in our unaudited interim consolidated income statements.

(c)          Represents depreciation and amortization expense associated with our property, plant, and equipment, and all other intangible assets.

(d)         Represents the advisory fees paid to Talecris Holdings, LLC, under the management agreement.  This agreement was terminated in connection with our IPO.

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

(h)         Represents merger-related expenses associated with our terminated merger agreement with CSL and our merger agreement with Grifols, including investment banker, legal, accounting, and other costs, as well as retention expenses.

(i)             For the three months ended June 30, 2010, the amount includes long-lived asset impairment charges of $0.2 million, partially offset by inventory recoveries of $0.1 million.  For the six months ended June 30, 2010, the amount includes long-lived asset impairment charges of $0.2 million and losses on disposals of equipment of $0.1 million, partially offset by inventory recoveries of $0.1 million.  For the three months ended June 30, 2009, the amount includes losses on disposals of equipment of $0.6 million, long-lived asset impairment charges of $0.4 million, and $0.2 million of non-capitalizable IPO costs, partially offset by inventory recoveries of $0.2 million.  For the six months ended June 30, 2009, the amount includes losses on disposals of equipment of $0.9 million, long-lived asset impairment charges of $0.3 million, and $0.2 million of non-capitalizable IPO costs, partially offset by inventory recoveries of $0.7 million.

(j)             The computation of Consolidated Cash Flow is not applicable prior to the issuance of the 7.75% Notes on October 21, 2009.   Our adjusted EBITDA for the three and six months ended June 30, 2009 includes a $75.0 million termination fee received from CSL as a result of the termination of the definitive merger agreement.  In addition, we incurred legal and other costs associated with the regulatory review process of our terminated merger agreement of $0.3 million and $6.0 million for the three and six months ended June 30, 2009, respectively.  The merger termination fee and these expenses were not permitted as adjustments to our adjusted EBITDA as defined in our then existing Revolving Credit Facility or First and Second Lien Term Loans.

In addition to the non-GAAP financial measures of adjusted EBITDA and Consolidated Cash Flow presented above, we have also presented a quantification of the impact to our financial results for the CSL merger termination fee and CSL merger-related expenses for the three and six months ended June 30, 2009, and for the Grifols merger-related expenses for the three and six months ended June 30, 2010, in the fourth bullet point of the “2010 Financial Highlights” section presented above.  We believe we have further enhanced the comparability of our financial results between the periods presented by using an adjusted share base in the computation of diluted earnings per share for the three and six month ended June 30, 2009, reflecting the impact for the issuance of common shares to convert our Series A and B preferred stock, settle accrued dividends on the preferred stock, and complete our IPO as if these events occurred a the beginning of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate on a global basis and are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates, foreign exchange, and commodity prices.  The overall objective of our financial risk management program has historically been to minimize the impact of these risks through operational means and by using various financial instruments.  These practices may change as economic conditions change.  At June 30, 2010, we were not a party to any derivative financial instruments.

Interest Rate Risk

At June 30, 2010, our long-term debt consisted of our 7.75% Notes ($600.0 million outstanding), which bears a fixed interest rate, and our $325.0 million Revolving Credit Facility, which bears interest at a rate based upon either ABR or LIBOR, at our option, plus applicable margins based upon borrowing availability.  Our exposure to adverse movements in ABR or LIBOR during 2010 has not been significant as a result of minimal average borrowings outstanding under the Revolving Credit Facility during the period.  Assuming a fully drawn Revolving Credit Facility and a 100 basis point increase in applicable interest rates, our interest expense, net, would increase by $3.25 million on an annual basis.

At June 30, 2010, we had cash and cash equivalents of $89.5 million.  We use our available cash balances to repay amounts outstanding under our Revolving Credit Facility. We deposit any excess amounts into an overnight investment account, which earns minimal interest.  Because our cash and cash equivalents are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the carrying value of our cash and cash equivalents.  We actively monitor changes in interest rates.

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

Approximately 31.6% and 31.5% of our net revenue for the three and six months ended June 30, 2010, respectively, was generated outside of the United States.  Foreign currency exchange rate fluctuations in relation to the U.S. dollar unfavorably impacted our product net revenue by $2.5 million, or 0.7%, for the three months ended June 30, 2010 and favorably impacted our product net revenue by $0.5 million, or 0.1%, for six months ended June 30, 2010. In addition, we incurred transaction losses, net, of $6.4 million and $10.3 million during the three and six months ended June 30, 2010, respectively, primarily related to the remeasurement of euro-denominated accounts receivable, which we recorded within SG&A in our unaudited consolidated income statement.

For the purpose of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our unaudited consolidated income statement for a hypothetical 10% strengthening of the U.S. dollar compared with the euro and Canadian dollar for the three and six months ended June 30, 2010.  Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $4.1 million and $8.4 million for the three and six months ended June 30, 2010, respectively.  At June 30, 2010, we had approximately €45.9 million in receivables.  An adverse movement in the value of the euro in relation to the U.S. dollar could have a significant impact on our profitability.     We have not hedged our exposure to changes in foreign currency exchange rates.  Consequently, we could incur unanticipated gains and losses as a result of changes in foreign currency exchange rates.

Commodity Risk

Plasma is the key raw material used in the production of our products, which we obtain from our plasma collection centers, as well as third party plasma suppliers.  As of June 30, 2010, our plasma collection center platform consisted of 69 operating centers, of which 64 were licensed and 5 were unlicensed.  These licensed centers collected approximately 65% and 67% of our plasma during the three and six months ended June 30, 2010.  Subsequent to June 30, 2010, we received FDA licensure for two additional plasma collection centers.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our unaudited consolidated income statements for a hypothetical 10% increase in the cost of plasma used to produce the products sold during the three and six months ended June 30, 2010.  Assuming this 10% increase in the cost of plasma, our cost of goods sold would have increased by $14.1 million and $27.7 million for the three and six months ended June 30, 2010, respectively, and our gross margin would have been negatively impacted by 349 basis points and 353 basis points for the three and six months ended June 30, 2010, respectively.  This sensitivity analysis assumes that we would not be able to pass the hypothetical cost increase to our customers in the form of pricing increases.  This sensitivity analysis does not consider the fixed pricing of plasma purchased from our third-party plasma suppliers.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods as specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Grifols Transaction

Four purported class action lawsuits have been filed against Talecris, the members of its board of directors, Grifols S.A. and subsidiaries and in one case, Talecris’ principal stockholder all alleging breach of various fiduciary duties in approving the acquisition of Talecris by a subsidiary of Grifols, S.A.  The cases seek equitable and injunctive relief, damages and/or punitive damages.  The cases are Laborers Local 235 Benefit Funds v. Charpie, et al (Delaware Chancery, June 14, 2010); Chiarantano v. Stern, et al (Delaware Chancery, June 30, 2010); Kovary v. Talecris Biotherapeutics Holdings Corp et al (Wake County, NC, July 12, 2010); and Rubin v. Charpie, et al (Durham County, NC, July 12, 2010).

National Genetics Institute/Baxter Healthcare Corporation Litigation

In May 2008, Baxter Healthcare Corporation (Baxter) and National Genetics Institute (NGI), a wholly-owned subsidiary of Laboratory Corporation of America, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging that we infringed U.S. Patent Nos. 5,780,222, 6,063,563, and 6,566,052. They subsequently withdrew and re-filed the case in November 2008. The patents deal primarily with a method of screening large numbers of biological samples utilizing various pooling and matrix array strategies, and the complaint alleges that the patents are owned by Baxter and exclusively licensed to NGI. In November 2008, we filed our answer to their complaint, asserting anti-trust and other counterclaims, and filed a request for re-examination of the patents with the Patent and Trademark Office (PTO), which was subsequently granted. We filed a motion to stay litigation pending the PTO proceedings. The motion was unopposed and subsequently granted on January 30, 2009. On June 29, 2010, the PTO issued Reexamination Certificates for U.S. Patent Nos. 5,780,222 and 6,063,563 without amending the claims of the patents.  The Reexamination Certificate for U.S. Patent No. 6,566,052 has not yet been issued by the PTO.  Neither party has yet filed motions to resume the litigation. We believe the allegations of infringement are without merit and that the patents are invalid as applied to our processes.

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

In August 2008, we notified PCA that they were in breach of the Amended and Restated Plasma Sale/Purchase Agreement.  We terminated the agreement in September 2008. In November 2008, TPR filed suit in federal court in Raleigh, North Carolina against the G&M Crandall Limited Family Partnership and its individual partners as guarantors of obligations of PCA. We were served in January 2009 in a parallel state action by PCA, alleging breach of contract by TPR. Motions to summary judgment by both parties have been denied. The two cases are proceeding in parallel, with trial in the state set for Fall 2010.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2009 Form 10-K, except as noted below.

Risks Related to Proposed Merger

Our proposed merger with Grifols may adversely affect our operations and financial performance.

The announcement of our proposed merger with Grifols may result in the loss of key employees, suppliers, and customers.  The demand on management’s time and our resources relating to regulatory approvals and integration planning may interfere with management’s day–to-day oversight of operations.  As a result, our operations and financial performance could be adversely affected while we prepare for the merger or in future periods should the merger not occur.

Risks Related to Healthcare Reform and Reimbursement

We could be adversely affected if the implementation of recently passed healthcare reform legislation or additional legislation under consideration substantially changes the market for medical care or healthcare coverage in the United States.

Substantial changes could be made to the current system for paying for healthcare in the U.S., including changes made in order to extend medical benefits to those who currently lack insurance coverage. Approximately 47 million Americans currently lack health insurance of any kind. Extending coverage to such a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs (Medicare, Medicaid and State Children’s Health Insurance Program), creation of state-based healthcare insurance exchanges, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for prescribed drugs and biopharmaceuticals, such as those produced and marketed by us. If reimbursement for these products is substantially reduced in the future, or rebate obligations associated with them are substantially increased (discussed in more detail below), our business could be materially impacted.  Beginning in 2012, the new law may require us to issue Internal Revenue Service Forms 1099 to plasma donors whose remuneration exceeds six hundred dollars.  The cost of implementing this requirement, as well as its potential impact on plasma donations, is unknown at this time.

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

We have experienced and expect to experience pricing pressures on our current products and pipeline products from initiatives aimed at reducing healthcare costs by governmental and private third-party payors, the increasing influence of health maintenance organizations, and regulatory proposals, both in the United States and in foreign markets. Healthcare reform in the United States is likely to increase the pressure, which may include the effect of such proposed changes as the possible introduction of a biosimilar pathway and the possible redefinition of the term “single source” products which plays a key role in determining reimbursements under the Medicare Part B program.  Additional legislative changes to current pricing rules are possible, including changes to the 340B Public Health Services drug pricing program.  We cannot predict which changes, if any, will eventually be adopted, or their impact on us.  Certain proposed changes could have a materially adverse impact on our financial performance.  In addition, prices in many European countries are subject to local regulation.

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

Some payors, including Medicare Part D plans and some state Medicaid programs, reimburse providers for drugs based upon a discount off of the AWP. AWP is a list price determined by third party publishers, which does not necessarily reflect actual transactions in the distribution chain. We do not publish an AWP for any of our products. We may be at a competitive disadvantage where providers are reimbursed on an AWP basis and competitors’ products are reimbursed at higher rates than our corresponding product.

Risks Related to Our Business

Our ability to export products to Iran requires annual export licenses and the use of intermediate or advisory banks.

In 2009, we had sales of $22.2 million, or approximately 1.4% of our net revenue, to customers located in Iran pursuant to an export license which must be renewed annually.  Although the Office of Foreign Asset Control (OFAC) renewed our license to supply humanitarian products, political tensions with Iran continue to impede our ability to conduct business in Iran, which has and may continue to negatively impact our revenue by as much as $15 million to $20 million in 2010.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
2.1

Agreement and Plan of Merger, dated as of June 6, 2010 by and among Grifols S.A., Grifols Inc. and Talecris Biotherapeutics Holdings Corp. including as exhibits thereto:

•      Form of Voting Agreement between Grifols and Talecris Holdings

•      Form of Amendments to the By-Laws of Grifols, S.A.

(incorporated by reference to exhibit 2.1 to the Company’s Form 8-K filed on June 16, 2010)

10.1	Voting Agreement, dated as of June 6, 2010, between Talecris Biotherapeutics Holdings Corp. and Deria, S.A. (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on June 16, 2010)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as may be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Research Triangle Park, State of North Carolina, on July 29, 2010.

Talecris Biotherapeutics Holdings Corp.

By:	/s/ Lawrence D. Stern

Lawrence D. Stern
Chairman and Chief Executive Officer

By:	/s/ John M. Hanson

John M. Hanson
Executive Vice President and Chief Financial Officer