Form 10-Q
period 2010-09-30
Talecris Biotherapeutics Holdings Corp.
filed 2010-10-28
CIK 1405197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 125,324,916 shares of Common Stock, $0.01 par value, as of October 21, 2010

Talecris Biotherapeutics Holdings Corp.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Talecris Biotherapeutics Holdings Corp.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$150,530	$65,239
Accounts receivable, net of allowances of $2,613 and $3,461, respectively	170,872	136,978
Inventories	672,728	644,054
Deferred income taxes	88,076	88,652
Prepaid expenses and other	31,969	31,466
Total current assets	1,114,175	966,389

Property, plant, and equipment, net	331,490	267,199
Investment in affiliate	2,534	1,935
Intangible assets	10,880	10,880
Goodwill	172,860	172,860
Deferred income taxes	—	5,848
Other	16,804	19,894
Total assets	$1,648,743	$1,445,005

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$39,715	$71,046
Accrued expenses and other liabilities	198,572	170,533
Current portion of capital lease obligations	832	740
Total current liabilities	239,119	242,319

Long-term debt and capital lease obligations	605,383	605,267
Deferred income taxes	19,552	—
Other	15,348	15,265
Total liabilities	879,402	862,851

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 124,915,474 and 122,173,274 shares issued and outstanding, respectively	1,246	1,212
Additional paid-in capital	805,473	767,032
Accumulated deficit	(37,432)	(186,446)
Accumulated other comprehensive income, net of tax	54	356
Total stockholders’ equity	769,341	582,154
Total liabilities and stockholders’ equity	$1,648,743	$1,445,005

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Consolidated Income Statements

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue:
Product	$400,561	$387,898	$1,172,278	$1,122,877
Other	6,440	7,833	18,510	20,219
Total	407,001	395,731	1,190,788	1,143,096
Cost of goods sold	229,908	230,666	670,476	663,875

Gross profit	177,093	165,065	520,312	479,221

Operating expenses:
Selling, general, and administrative	61,383	79,488	205,007	213,913
Research and development	18,673	16,167	50,832	51,728
Total	80,056	95,655	255,839	265,641

Income from operations	97,037	69,410	264,473	213,580

Other non-operating (expense) income:
Interest expense, net	(11,529)	(19,587)	(34,915)	(61,445)
Merger termination fee	—	—	—	75,000
Equity in earnings of affiliate	273	112	599	296
Total	(11,256)	(19,475)	(34,316)	13,851

Income before income taxes	85,781	49,935	230,157	227,431

Provision for income taxes	(29,729)	(14,125)	(81,143)	(74,914)

Net income	56,052	35,810	149,014	152,517

Less dividends to preferred stockholders	—	(4,012)	—	(11,744)
Net income available to common stockholders	$56,052	$31,798	$149,014	$140,773

Net income per common share:

Basic	$0.45	$12.01	$1.21	$76.21

Diluted	$0.43	$0.38	$1.16	$1.62

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:	$149,014	$152,517
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,482	21,403
Amortization of deferred loan fees and debt discount	3,163	2,823
Share-based compensation expense	14,203	39,625
Change in allowance for doubtful receivables	2,629	3,203
Amortization of deferred compensation	1,911	4,407
Equity in earnings of affiliate	(599)	(296)
Asset impairment	563	1,010
Decrease in deferred tax assets	25,976	8,409
Excess tax benefits from share-based payment arrangements	(10,836)	(1,437)
Other	478	710
Changes in assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(36,515)	(17,289)
Inventories	(30,018)	(52,112)
Prepaid expenses and other assets	(1,723)	16,775
Accounts payable	(31,331)	4,825
Accrued expenses and other liabilities	30,600	15,827
Interest payable	8,523	(1,676)
Net cash provided by operating activities	152,520	198,724

Cash flows from investing activities:
Purchases of property, plant, and equipment	(91,691)	(36,291)
Business acquisitions, net of cash acquired	—	(27,113)
Other	507	634
Net cash used in investing activities	(91,184)	(62,770)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	645	1,090,222
Repayments of borrowings under Revolving Credit Facility	(645)	(1,202,319)
Repayments of borrowings under term loan	—	(5,250)
Financing transaction costs	(394)	—
Repayments of capital lease obligations	(553)	(407)
Proceeds from exercises of stock options	19,251	—
Repurchases of common stock from employees	(4,917)	(4,132)
Excess tax benefits from share-based payment arrangements	10,836	1,437
Net cash provided by (used in) financing activities	24,223	(120,449)
Effect of exchange rate changes on cash and cash equivalents	(268)	465
Net increase in cash and cash equivalents	85,291	15,970
Cash and cash equivalents at beginning of period	65,239	16,979
Cash and cash equivalents at end of period	$150,530	$32,949

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Notes to Unaudited Consolidated Financial Statements

1.                   Description of Business

We are a biopharmaceutical company that researches, develops, manufactures, markets, and sells protein-based therapies that extend and enhance the lives of individuals who suffer from chronic and acute, often life-threatening, conditions, such as primary immune deficiencies, chronic inflammatory demyelinating polyneuropathy (CIDP), alpha-1 antitrypsin deficiency-related emphysema, bleeding disorders, infectious diseases, and severe trauma.  Our primary products have orphan drug designation to serve populations with rare, chronic diseases. Our products are derived from human plasma, the liquid component of blood, which is sourced from our plasma collection centers or purchased from third parties with plasma collection centers located in the United States. Plasma contains many therapeutic proteins, which we extract through the process of fractionation at our Clayton, North Carolina and Melville, New York facilities. The fractionated intermediates are then purified, formulated into final bulk, and aseptically filled into final containers for sale. We also sell the fractionated intermediate products.

The majority of our sales are concentrated in two key therapeutic areas of the plasma business: Immunology/Neurology, through our intravenous immune globulin (IGIV) product for the treatment of primary immune deficiency and autoimmune diseases, such as CIDP, and Pulmonology, through our alpha-1 proteinase inhibitor (A1PI) product for the treatment of alpha-1 antitrypsin deficiency-related emphysema. These therapeutic areas are served by our branded products: Gamunex, Immune Globulin Intravenous (Human), 10% Caprylate/Chromatography Purified (Gamunex, Gamunex IGIV) and Prolastin Alpha-1 Proteinase Inhibitor (Human) (Prolastin, Prolastin A1PI, Prolastin-C A1PI).  In March 2010, we launched Prolastin-C A1PI, our next generation A1PI product, in the United States.  During the third quarter of 2010, we completed the conversion of our existing U.S. Prolastin patients to Prolastin-C A1PI.  During the third quarter of 2010, we launched Prolastin-C A1PI in Canada and anticipate full conversion of our existing Canadian Prolastin A1PI patients to Prolastin-C A1PI in the 2010 fourth quarter. Sales of Gamunex and Prolastin/Prolastin-C A1PI together comprised 75.2% and 72.8% of our net revenue for the three months ended September 30, 2010 and 2009, respectively, and 75.7% and 74.3% of our net revenue for the nine months ended September 30, 2010 and 2009, respectively.  We also have a line of hyperimmune therapies that provides treatment for tetanus, rabies, hepatitis A, hepatitis B, and Rh factor control during pregnancy and at birth. In addition, we provide plasma-derived therapies for critical care/hemostasis, including the treatment of hemophilia, an anti-coagulation factor (Thrombate III), as well as albumin to expand blood volume. Although we sell our products worldwide, the majority of our sales are concentrated in the United States and Canada.

We are headquartered in Research Triangle Park, North Carolina and our primary manufacturing facilities are a short distance away in Clayton, North Carolina.  Our Clayton site is one of the world’s largest plasma protein processing facilities whose operations include fractionation, purification, filling, and finishing.  We have an integrated plasma collection center platform, which as of September 30, 2010, consisted of 69 operating centers, of which 66 were FDA licensed and 3 were unlicensed.  Subsequent to September 30, 2010, we received FDA licensure for one of the unlicensed plasma collection centers.  In addition to our U.S. operations, we have operations located in Germany and Canada, as well as a team dedicated to the development of our international markets.

On October 6, 2009, we completed our initial public offering (IPO), which resulted in net primary proceeds to us of $519.7 million.  In addition, during October 2009, we amended our Revolving Credit Facility and completed the issuance of $600.0 million, 7.75% Unsecured Senior Notes, due November 15, 2016, at a price of 99.321% of par, in a private placement to certain qualified institutional buyers. The issuance of the notes resulted in net proceeds to us of $583.9 million. As discussed in Note 9, the notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended.  Proceeds from these transactions were used to repay and terminate our then existing First and Second Lien Term Loans, settle and terminate certain interest rate swap contracts, and repay amounts outstanding under our Revolving Credit Facility.  Additional information regarding our IPO and refinancing transactions is included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on February 23, 2010 (2009 Form 10-K).

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

Recent Accounting Pronouncements

There were no accounting pronouncements during the nine months ended September 30, 2010 that are expected to have a material impact on our consolidated financial statements or related disclosures.

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

Under the terms of the definitive merger agreement with Grifols, we are permitted to offer retention amounts up to a total of $15.0 million to employees.  As of September 30, 2010, we have offered retention amounts totaling approximately $10.3 million to employees, of which $2.9 million was paid during the three months ended September 30, 2010 and the remaining amounts are expected to be paid in 2011, subject to the terms of the retention agreements.  We incurred retention expenses, including fringe benefits, of $3.7 million during the three and nine months ended September 30, 2010.  The remaining retention amounts will likely be recognized ratably through the second quarter of 2011.

We have entered into agreements with investment bankers related to our definitive merger agreement with Grifols.  We incurred fees totaling $2.5 million under these agreements during the nine months ended September 30, 2010.  We are obligated to pay additional fees totaling $21.3 million upon successful closing of the merger transaction.  During the three and nine months ended September 30, 2010, we also incurred legal, accounting, and other fees of $5.7 million and $11.6 million, respectively, associated with the definitive merger agreement.

4.                   Terminated Definitive Merger Agreement with CSL Limited (CSL)

We entered into a definitive merger agreement with CSL on August 12, 2008, which was subject to the receipt of certain regulatory approvals as well as other customary conditions.  The U.S. Federal Trade Commission filed an administrative complaint before the Commission challenging the merger and a complaint in Federal district court seeking to enjoin the merger during the administrative process.  On June 8, 2009, the merger parties agreed to terminate the definitive merger agreement, and as a result, CSL paid us a merger termination fee of $75.0 million during the 2009 second quarter.  The U.S. Federal Trade Commission’s complaints were subsequently dismissed.  We incurred retention expenses, including fringe benefits, of $1.6 million and $8.3 million for the three and nine months ended September 30, 2009, respectively, and legal costs associated with the regulatory review process of $6.0 million during the nine months ended September 30, 2009.  No amounts were incurred during 2010. All retention amounts were paid during 2009.

5.                   Inventories and Cost of Goods Sold

Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
Raw material	$168,343	$171,866
Work-in-process	347,550	312,178
Finished goods	156,835	160,010
Total inventories	$672,728	$644,054

Our raw material inventories include unlicensed plasma and related testing costs of $5.4 million and $7.6 million at September 30, 2010 and December 31, 2009, respectively, which we believe are realizable.

6.                   Comprehensive Income

The following table includes the components of our comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$56,052	$35,810	$149,014	$152,517
Foreign currency translation adjustments	1,237	376	(302)	466
Net unrealized gain on derivative financial instruments, net of tax	—	9	—	5,097
Total comprehensive income	$57,289	$36,195	$148,712	$158,080

During the fourth quarter of 2009, we settled and terminated our interest rate swap contracts as discussed further in our 2009 Form 10-K.

7.                   Income Taxes

Our income tax provision was $29.7 million and $14.1 million for the three months ended September 30, 2010 and 2009, respectively, resulting in effective income tax rates of 34.7% and 28.3%, respectively.  Our income tax provision was $81.1 million and $74.9 million for the nine months ended September 30, 2010 and 2009, respectively, resulting in effective income tax rates of 35.3% and 32.9%, respectively.

For the three months ended September 30, 2010, our effective income tax rate is lower than the U.S. statutory Federal income tax rate of 35% primarily due to a deduction for domestic production activities which, pursuant to the Internal Revenue Code, increased to 9% of qualified production activities income for taxable years beginning in 2010 from 6% in 2009, and to tax credits for orphan drug clinical testing expenditures.

For the nine months ended September 30, 2010, our effective income tax rate is higher than the U.S. statutory federal income tax rate, primarily due to the requirement to capitalize transaction costs related to our definitive merger agreement with Grifols and the effects of state taxes.  These items were partially offset by the increased deduction allowed with respect to domestic production activities and tax credits for orphan drug clinical testing expenditures.  The difference in the effective income tax rates for the three months and nine months ended September 30, 2010 is attributable to a benefit recognized in the third quarter from higher orphan drug tax credits and domestic production activity deductions reported on the 2009 Federal tax return that exceeded levels estimated in the 2009 financial statements.

For the three and nine months ended September 30, 2009, our effective income tax rate is lower than the U.S. statutory Federal income tax rate, primarily due to credits for Federal Research and Experimentation and orphan drug clinical testing expenditures.  For the nine months ended September 30, 2009, our effective income tax rate was also impacted by the deduction of previously capitalized transaction costs related to our terminated merger agreement with CSL.  These factors offset the effects of state taxes.

Following the completion of field work by the Internal Revenue Service examination team (IRS Exam) in connection with the audit of our 2005, 2006, and 2007 Federal income tax returns, the audit file was sent to the Joint Committee on Taxation (JCT) in accordance with requirements that the JCT review any refunds in excess of $2 million. The refund was attributable to additional tax credits for research and experimental expenditures and orphan drug expenditures claimed during the course of the audit. The JCT subsequently returned the audit file to the IRS Exam for additional fact finding.  In lieu of engaging with the company in fact-finding efforts, IRS Exam issued a new audit report disallowing the tax credits for research and experimental expenditures and orphan drug clinical testing expenditures and issued a 30 Day Letter indicating that IRS Exam and the company could not reach agreement on the issue.  The company has filed a timely protest to the adjustments proposed by IRS Exam and expects to favorably resolve this matter at the IRS Appeals level.  We do not believe the outcome of this matter will have a material adverse impact on our consolidated financial condition or results of operation. It is reasonably possible that, within the next twelve months, we will resolve this matter with the IRS and JCT, which may increase or decrease the unrecognized tax benefits for all open tax years.  The favorable resolution of this matter would increase earnings by approximately $4.7 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

8.                   Related Party Transactions

Until January 21, 2010, a majority of our outstanding common stock was owned by Talecris Holdings, LLC.  Talecris Holdings, LLC is owned by (i) Cerberus-Plasma Holdings LLC, the managing member of which is Cerberus Partners, L.P., and (ii) limited partnerships affiliated with Ampersand Ventures. Substantially all rights of management and control of Talecris Holdings, LLC are held by Cerberus-Plasma Holdings LLC. As of September 30, 2010, Talecris Holdings, LLC owned approximately 49% of our outstanding common stock.  We had a management agreement with Cerberus-Plasma Holdings, LLC and an affiliate of Ampersand Ventures, which was terminated as of September 30, 2009 in connection with our IPO.  We have a Master Consulting and Advisory Services Agreement with an affiliate of Cerberus to provide certain advisory services to us, for which we incurred no significant costs for the periods presented.

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

The following table summarizes our related party expenses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Centric (product distribution and other services)	$5,957	$5,128	$11,076	$15,076
Cerberus/Ampersand (management fees)	$—	$1,958	$—	$5,715

The following table summarizes our related party accounts payable balances:

	September 30,	December 31,
	2010	2009
Centric (product distribution and other services)	$6,447	$5,537

9.                   7.75% Notes Exchange

On July 19, 2010, we exchanged all of our then outstanding 7.75% Senior Notes due 2016 for 7.75% Senior Notes due 2016 that have been registered under the Securities Act of 1933, as amended (Exchange Notes). The exchange offer was made pursuant to the registration rights agreement that we entered into with the initial purchasers in connection with the issuance of the previously outstanding notes.  The Exchange Notes are substantially identical to the previously outstanding notes, except that the transfer restrictions, registration rights, and additional interest provisions relating to the previously outstanding notes will not apply to the Exchange Notes.  This exchange did not impact our capitalization.  Unless stated otherwise in the context of discussion, we use the term “7.75% Notes” to describe our previously outstanding notes and the Exchange Notes.

10.            Commitments and Contingencies

We have disclosed information regarding our commercial commitments in our 2009 Form 10-K.  The following summarizes our significant changes in material commitments and contingencies as of September 30, 2010.

Capital Commitments

As discussed in our 2009 Form 10-K, we have embarked on a substantial capital plan to address our manufacturing capacity constraints.  As of September 30, 2010, we have commitments and open purchase orders for capital spending under this capital program of approximately $222 million.

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

Grifols Transaction

Four purported class action lawsuits have been filed by our stockholders challenging the proposed Grifols transaction. Two of the lawsuits were filed in the Court of Chancery of the State of Delaware and have been consolidated under the caption: In re Talecris Biotherapeutics Holdings Shareholder Litigation, Consol. C.A. No. 5614-VCL. The other two lawsuits were filed in the Superior Court of the State of North Carolina and are captioned Rubin v. Charpie, et al., No. 10 CV 004507 (North Carolina Superior Court, Durham County), and Kovary v. Talecris Biotherapeutics Holdings Corp., et al., No. 10 CV 011638 (North Carolina Superior Court, Wake County). The lawsuits name as defendants Talecris, the members of our board of directors, Grifols, S.A. and its subsidiary, Grifols, Inc., and, in the Delaware consolidated action, Talecris Holdings LLC and Stream Merger Sub, Inc, a wholly owned subsidiary of

Talecris. The two North Carolina actions have been stayed.

All of the lawsuits allege that the individual defendants (and, in the consolidated Delaware action, Talecris Holdings LLC) breached their fiduciary duties to our stockholders in connection with the proposed transaction with Grifols, and that Grifols (and, in one of the North Carolina cases, Talecris, and in the Delaware action, Grifols, Inc.) aided and abetted those breaches. The Delaware complaint alleges, among other things, that the consideration offered to our stockholders pursuant to the proposed transaction is inadequate; that our board of directors failed to take steps to maximize stockholder value; that our IPO and debt refinancing in 2009 were intended to facilitate a sale of Talecris; that Cerberus and Talecris Holdings LLC arranged the proposed merger for the benefit of affiliates of Cerberus Associates, LLC, without regard to the interests of other stockholders; that the voting agreements impermissibly lock up the transaction; that the merger agreement contains terms, including a termination fee, that favor Grifols and deter alternative bids; and that the preliminary Form F-4 filed on August 10, 2010 contains material misstatements and/or omissions, including with respect to the availability of appraisal rights in the merger; the purpose and effects of the Virginia reincorporation merger; the antitrust risks of the proposed transaction; the financial advisors’ analyses regarding the Grifols’ non-voting stock to be issued in connection with the transaction; and the fees to be paid to Morgan Stanley by us and Grifols in connection with the proposed transaction. The Delaware complaint also alleges that our stockholders are entitled to appraisal rights in connection with the transaction pursuant to Section 262 of the Delaware General Corporation Law, and that the transaction violates the Delaware General Corporation Law by failing to provide such rights. The Delaware action seeks equitable and injunctive relief, including a determination that the stockholders have appraisal rights in connection with the merger, and damages. Plaintiffs have filed a motion for a preliminary injunction, which has been scheduled to be heard on November 8, 2010.

We believe that these lawsuits are without merit and intend to defend them vigorously.

National Genetics Institute/Baxter Healthcare Corporation Litigation

In May 2008, Baxter Healthcare Corporation (Baxter) and National Genetics Institute (NGI), a wholly-owned subsidiary of Laboratory Corporation of America, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging that we infringed U.S. Patent Nos. 5,780,222, 6,063,563, and 6,566,052. The patents deal primarily with a method of screening large numbers of biological samples utilizing various pooling and matrix array strategies, and the complaint alleges that the patents are owned by Baxter and exclusively licensed to NGI. In November 2008, we filed our answer to their complaint, asserting anti-trust and other counterclaims, and filed a request for re-examination of the patents with the Patent and Trademark Office (PTO), which was subsequently granted. We filed a motion to stay litigation pending the PTO proceedings. This case was settled effective October 1, 2010, with us receiving a paid-up license to the technology subject to the disputed patents and the parties dismissing their claims and counterclaims.

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

In August 2008, we notified PCA that they were in breach of the Amended and Restated Plasma Sale/Purchase Agreement.  We terminated the agreement in September 2008. In November 2008, TPR filed suit in federal court in Raleigh, North Carolina against the G&M Crandall Limited Family Partnership and its individual partners as guarantors of obligations of PCA. We were served in January 2009 in a parallel state action by PCA, alleging breach of contract by TPR. Motions to summary judgment by both parties have been denied. The two cases are proceeding in parallel, with trial in the state action set for November 2010.

Foreign Corrupt Practices Act Investigation

We are conducting an internal investigation into potential violations of the Foreign Corrupt Practices Act (FCPA) that we became aware of during the conduct of an unrelated review.  The FCPA investigation is being conducted by outside counsel under the direction of a special committee of our board of directors.  The investigation initially focused on sales to certain Eastern European and Middle Eastern countries, primarily Belarus, Russia and Iran, but we are also reviewing sales practices in Brazil, China, Georgia, Turkey and other countries as deemed appropriate.

In July 2009, we voluntarily contacted the U.S. Department of Justice (DOJ) to advise them of the investigation and to offer our cooperation in any investigation that they want to conduct or they want us to conduct. The DOJ has not indicated what action it may take, if any, against us or any individual, or the extent to which it may conduct its own investigation. The DOJ or other federal agencies may seek to impose sanctions on us that may include, among other things, injunctive relief, disgorgement, fines, penalties, appointment of a monitor, appointment of new control staff, or enhancement of existing compliance and training programs. Other countries in which we do business may initiate their own investigations and impose similar penalties. As a result of this investigation, we have suspended shipments to some of these countries while we put additional safeguards in place. In some cases, safeguards involved terminating consultants and suspending relations with or terminating distributors in countries under investigation as circumstances warranted. These actions unfavorably affected revenue from these countries in 2009 and have an ongoing unfavorable impact on revenue in 2010. We have resumed sales in countries where we have appropriate safeguards in place and are reallocating product to other countries as necessary.  To the extent that we conclude, or the DOJ concludes, that we cannot implement adequate safeguards or otherwise need to change our business practices, distributors, or consultants in affected countries or other countries, this may result in a permanent loss of business from those countries. These sanctions or the loss of business could have a material adverse effect on us or our results of operations. Based on the information obtained to date, we have not determined that any potential liability that may result is probable or can be reasonably estimated. Therefore, we have not made any accrual in our unaudited interim consolidated financial statements as of September 30, 2010.

Compliance with Pharmaceutical Pricing Agreement under the Public Health Service Program

In November 2009, we received a letter from the United States Attorney’s Office for the Eastern District of Pennsylvania (USAO). The USAO requested a meeting to review our compliance with the terms of the Pharmaceutical Pricing Agreement (PPA) under the Public Health Service program. Specifically, the USAO asked for information related to the sale of our IGIV product, Gamunex, under that program.  In order to have federal financial participation apply to their products under the Medicaid program and to obtain Medicare Part B coverage, manufacturers are required to enter into a PPA. The PPA obligates manufacturers to charge covered entities the Public Health Service price for drugs intended for outpatient use. The Public Health Service price is based on the Medicaid rebate amount. We believe that we have complied with the terms of the PPA and federal law.  If the USAO determines that our practices are inconsistent with the terms of the PPA, the USAO has stated that it may file a civil action against us under the Anti-fraud Injunction Act and seek a court order directing the company to comply with the PPA or, potentially, proceed under some other legal theory.   We could also be subject to fines, damages, penalties, appointment of a monitor, or enhancement of existing compliance and training programs as a result of government action. We are cooperating with the investigation and intend to respond to information requests from the USAO. Based on the information obtained to date, we have not determined that any potential liability that may result is probable or can be reasonably estimated. Therefore, we have not made any accrual in our unaudited interim consolidated financial statements as of September 30, 2010.

11.            Share-Based Compensation

We have long-term incentive plans, which provide for the grant of awards in the form of incentive stock options, nonqualified stock options, share appreciation rights, restricted stock, restricted stock units (RSU’s), unrestricted shares of common stock, deferred share units, and performance share units (PSU’s), to eligible employees, directors, and consultants.

Share-based compensation expense for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
SG&A	$2,530	$17,929	$10,480	$34,379
R&D	181	513	896	1,692
Cost of goods sold	908	1,012	2,827	3,554
Total expense	$3,619	$19,454	$14,203	$39,625

Capitalized in inventory	$483	$868	$1,928	$2,874

Amounts capitalized in inventory are recognized in cost of goods sold in our consolidated income statement primarily within twelve months.

The following table summarizes the estimated remaining unrecognized compensation cost related to our share-based compensation program as of September 30, 2010 and the weighted average period over which the non-cash compensation cost is expected to be recognized:

		Weighted-
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$4,523	2.35
Restricted share awards	2,163	0.50
RSU’s	7,298	2.41
PSU’s	3,894	2.50
Total	$17,878

In addition to the unrecognized compensation cost included in the table above, at September 30, 2010, $1.9 million of compensation cost was included in inventory on our unaudited interim consolidated balance sheet, which we expect to be recognized as non-cash compensation expense in our consolidated income statement primarily within the next twelve months.  The amount of share-based compensation expense that we will ultimately be required to record could change in the future as a result of additional grants, changes in the fair value of shares for performance-based awards, differences between our anticipated forfeiture rate and the actual forfeiture rate, the probability of achieving targets established for performance award vesting, and other actions by our board of directors or its compensation committee.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2009	12,129,438	$8.40
Granted	73,593	$20.39
Forfeited	(18,805)	$19.00
Exercised	(2,989,023)	$6.44
Outstanding at September 30, 2010	9,195,203	$9.11	6.0	$126,587

Exercisable at September 30, 2010	8,542,702	$8.35	5.1	$124,157

Vested and expected to vest at September 30, 2010	9,142,593	$9.00	6.0	$126,862

The aggregate intrinsic value in the table above represents the difference between the $22.88 closing price of our common stock as reported by The NASDAQ Global Select Market on September 30, 2010 and the weighted average exercise price, multiplied by the number of options outstanding or exercisable.  The total cash proceeds to us from stock option exercises during the nine months ended September 30, 2010 were $19.3 million for shares with an estimated intrinsic value of $68.4 million.    We do not record the aggregate intrinsic value for financial accounting purposes and the value changes based upon changes in the fair value of our common stock.

The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended
	September 30,
	2010	2009
Risk-free interest rate	2.66%	2.66%
Expected term (years)	5.66	5.96
Expected volatility	50%	50%
Expected dividend yield	0%	0%

We generally apply a 3% forfeiture rate to the options granted over the term of the award, representing our estimate of those awards not expected to vest.

Restricted Stock

The following is a summary of restricted stock activity for the nine months ended September 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested shares outstanding at December 31, 2009	913,856	$15.27
Vested	(727,256)	$13.74
Unvested shares outstanding at September 30, 2010	186,600	$21.25

During the nine months ended September 30, 2010, we repurchased 246,823 shares of our common stock from employees for $4.9 million to settle their withholding tax obligations upon vesting of 727,256 shares of restricted stock.  During the nine months ended September 30, 2009, we repurchased 248,512 shares of our common stock from employees for $4.1 million to settle their withholding tax obligations upon vesting of 771,744 shares of restricted stock.  The total fair value of the restricted stock that vested during the nine months ended September 30, 2010 and 2009 was $14.5 million and $12.8 million, respectively.

Restricted Stock Units (RSU’s)

The following is a summary of RSU activity for the nine months ended September 30, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Grant Date	Term	Intrinsic
	Shares	Fair Value	(Years)	value
Outstanding at December 31, 2009	480,024	$19.00
Granted	36,015	$20.40
Forfeited	(23,703)	$19.00
Outstanding at September 30, 2010	492,336	$19.10	2.4	$11,265

Performance Share Units (PSU’s)

The following is a summary of performance share unit activity for the nine months ended September 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested PSU’s outstanding at December 31, 2009	—	—
Granted	261,327	$21.51
Forfeited	(1,627)	$21.51
Unvested PSU’s outstanding at September 30, 2010	259,700	$21.51

PSU’s are awards that vest based on the achievement of pre-established objective performance goals, which are generally financial in nature. For performance awards, the compensation committee establishes a performance period and the performance targets for each performance measure that must be achieved at the end of the performance period for awards to vest. The number of shares issued upon the vesting of the performance awards varies based on actual performance in a year relative to a defined minimum and maximum financial target for that year. The PSU’s granted on March 8, 2010 will vest annually over a three-year performance period with the potential for 0% to 125% payout, based on the achievement of annual earnings per share targets that were established at the time of grant.

Income Taxes

In connection with stock option exercises and restricted stock vesting, we recognized net tax benefits of $12.4 million and

$4.7 million for the nine months ended September 30, 2010 and 2009, respectively.  We record income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings as additional paid-in-capital.  We recognized excess tax benefits related to share-based compensation of $10.8 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively.

12.            Segment Reporting

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Product net revenue:
Immunology/ Neurology	$246,393	$237,395	$718,101	$700,938
Pulmonology	89,980	80,813	258,149	230,193
Critical Care/ Hemostasis	44,100	42,434	130,818	119,168
Other	20,088	27,256	65,210	72,578
Total product net revenue	400,561	387,898	1,172,278	1,122,877
Other revenue	6,440	7,833	18,510	20,219
Total net revenue	$407,001	$395,731	$1,190,788	$1,143,096

In the following table, we have presented our net revenue by geographic region. Net revenue for each region is based on the geographic location of the customer.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$285,912	$267,411	$822,808	$764,500
Canada	47,729	58,227	144,266	162,092
Europe	50,430	45,956	145,077	132,617
Other	22,930	24,137	78,637	83,887
Total net revenue	$407,001	$395,731	$1,190,788	$1,143,096

We did not maintain significant long-lived assets outside of the United States at September 30, 2010 and December 31, 2009.

13.            Earnings per Share

The following table illustrates the calculation of our basic earnings per common share outstanding:

.	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$56,052	$35,810	$149,014	$152,517
Less:
Series A convertible preferred stock undeclared dividends	—	(3,280)	—	(9,602)
Series B convertible preferred stock undeclared dividends	—	(732)	—	(2,142)
Net income available to common stockholders	$56,052	$31,798	$149,014	$140,773

Weighted average common shares outstanding	123,668,072	2,647,178	122,669,724	1,847,235

Basic net income per common share	$0.45	$12.01	$1.21	$76.21

The following table illustrates the calculation of our diluted earnings per common share outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$56,052	$35,810	$149,014	$152,517

Weighted average common shares outstanding	123,668,072	2,647,178	122,669,724	1,847,235
Plus incremental shares from assumed conversions:
Series A preferred stock	—	71,217,391	—	71,736,264
Series B preferred stock	—	13,695,817	—	13,795,601
Stock options and restricted shares	5,266,418	6,350,815	5,844,003	6,540,453
Dilutive potential common shares	128,934,490	93,911,201	128,513,727	93,919,553

Diluted net income per common share	$0.43	$0.38	$1.16	$1.62

Options at the weighted average exercise prices indicated below were outstanding but excluded from the computation of diluted earnings per common share because their exercise prices and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods presented, so including those options would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	602,768	2,053,889	640,636	2,039,807
Weighted average exercise price	$19.10	$21.17	$19.11	$21.20

14.            Fair Value of Financial Instruments

At December 31, 2009, we had two interest rate cap contracts with a notional principal amount of $175.0 million outstanding for which the cap rate of 6.00% was significantly higher than prevailing market interest rates; therefore, the fair market value was zero. The interest rate caps matured during February 2010.

At September 30, 2010 and December 31, 2009, the estimated fair value of our 7.75% Notes was $657.8 million and $607.9 million, respectively.  We calculated the fair value by reference to open bid/ask quotations of our 7.75% Notes at each balance sheet date.  We had no amounts outstanding under our variable rate Revolving Credit Facility at September 30, 2010 and December 31, 2009.  At September 30, 2010 and December 31, 2009, we have notes receivable outstanding, which bear interest at market rates, and consequently, the recorded amounts approximate fair value.  The recorded amounts of all other financial instruments, which consists of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, approximate fair value due to the short duration of the instruments.

15.            Condensed Consolidating Financial Information

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

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Balance Sheets

September 30, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets:
Current assets:
Cash	$—	$143,327	$7,203	$—	$150,530
Accounts receivable, net	—	287,799	38,502	(155,429)	170,872
Inventories	—	626,319	46,409	—	672,728
Other	—	119,158	887	—	120,045
Total current assets	—	1,176,603	93,001	(155,429)	1,114,175
Property, plant, and equipment, net	—	330,355	1,135	—	331,490
Intangible assets	—	10,880	—	—	10,880
Goodwill	—	172,860	—	—	172,860
Investment in Subsidiaries	809,729	(33,839)	—	(775,890)	—
Advances and notes between Parent and Subsidiaries	1,400,295	826,572	—	(2,226,867)	—
Other	—	19,029	309	—	19,338
Total assets	$2,210,024	$2,502,460	$94,445	$(3,158,186)	$1,648,743

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$—	$75,963	$119,181	$(155,429)	$39,715
Accrued expenses and other liabilities	17,634	172,558	8,380	—	198,572
Current portion of capital lease obligations	—	832	—	—	832
Total current liabilities	17,634	249,353	127,561	(155,429)	239,119
Long-term debt and capital lease obligations	596,477	8,906	—	—	605,383
Advances and notes between Parent and Subsidiaries	826,572	1,400,295	—	— (2,226,867)	—
Other	—	34,177	723	—	34,900
Total liabilities	1,440,683	1,692,731	128,284	(2,382,296)	879,402
Stockholders’ equity (deficit)	769,341	809,729	(33,839)	(775,890)	769,341
Total liabilities and stockholders’ equity (deficit)	$2,210,024	$2,502,460	$94,445	$(3,158,186)	$1,648,743

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Balance Sheets

December 31, 2009

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets:
Current assets:
Cash	$—	$58,320	$6,919	$—	$65,239
Accounts receivable, net	—	222,007	64,454	(149,483)	136,978
Inventories	—	605,324	38,730	—	644,054
Other	—	117,670	2,448	—	120,118
Total current assets	—	1,003,321	112,551	(149,483)	966,389
Property, plant, and equipment, net	—	266,067	1,132	—	267,199
Intangible assets	—	10,880	—	—	10,880
Goodwill	—	172,860	—	—	172,860
Investment in Subsidiaries	680,459	(27,925)	—	(652,534)	—
Advances and notes between Parent and Subsidiaries	1,346,520	862,406	—	(2,208,926)	—
Other	—	27,054	623	—	27,677
Total assets	$2,026,979	$2,314,663	$114,306	$(3,010,943)	$1,445,005

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$—	$103,460	$117,069	$(149,483)	$71,046
Accrued expenses and other liabilities	—	160,047	10,486	—	170,533
Current portion of capital lease obligations	—	740	—	—	740
Total current liabilities	—	264,247	127,555	(149,483)	242,319
Long-term debt and capital lease obligations	596,046	9,221	—	—	605,267
Advances and notes between Parent and Subsidiaries	848,779	1,346,515	13,632	(2,208,926)	—
Other	—	14,221	1,044	—	15,265
Total liabilities	1,444,825	1,634,204	142,231	(2,358,409)	862,851
Stockholders’ equity (deficit)	582,154	680,459	(27,925)	(652,534)	582,154
Total liabilities and stockholders’ equity (deficit)	$2,026,979	$2,314,663	$114,306	$(3,010,943)	$1,445,005

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Three Months Ended September 30, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$367,358	$39,643	$—	$407,001
Cost of goods sold	—	196,723	33,185	—	229,908
Gross profit	—	170,635	6,458	—	177,093
Operating expenses	—	69,924	10,132	—	80,056
Income from operations	—	100,711	(3,674)	—	97,037
Equity in earnings (losses) of Subsidiaries	56,052	(3,667)	—	(52,385)	—
Other non-operating (expense) income, net	—	(11,263)	7	—	(11,256)
Income (loss) before income taxes	56,052	85,781	(3,667)	(52,385)	85,781
Provision for income taxes	—	(29,729)	—	—	(29,729)
Net income (loss)	$56,052	$56,052	$(3,667)	$(52,385)	$56,052

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Three Months Ended September 30, 2009

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$361,028	$34,703	$—	$395,731
Cost of goods sold	—	203,424	27,242	—	230,666
Gross profit	—	157,604	7,461	—	165,065
Operating expenses	1,958	85,494	8,203	—	95,655
Income (loss) from operations	(1,958)	72,110	(742)	—	69,410
Equity in earnings (losses) of Subsidiaries	37,083	(635)	—	(36,448)	—
Other non-operating (expense) income, net	—	(19,476)	1	—	(19,475)
Income (loss) before income taxes	35,125	51,999	(741)	(36,448)	49,935
Benefit (provision) for income taxes	685	(14,916)	106	—	(14,125)
Net income (loss)	$35,810	$37,083	$(635)	$(36,448)	$35,810

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Nine Months Ended September 30, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$1,071,760	$119,028	$—	$1,190,788
Cost of goods sold	—	574,513	95,963	—	670,476
Gross profit	—	497,247	23,065	—	520,312
Operating expenses	—	227,156	28,683	—	255,839
Income from operations	—	270,091	(5,618)	—	264,473
Equity in earnings (losses) of Subsidiaries	149,014	(5,613)	—	(143,401)	—
Other non-operating (expense) income, net	—	(34,329)	13	—	(34,316)
Income (loss) before income taxes	149,014	230,149	(5,605)	(143,401)	230,157
Provision for income taxes	—	(81,135)	(8)	—	(81,143)
Net income (loss)	$149,014	$149,014	$(5,613)	$(143,401)	$149,014

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Nine Months Ended September 30, 2009

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$1,043,111	$99,985	$—	$1,143,096
Cost of goods sold	—	585,046	78,829	—	663,875
Gross profit	—	458,065	21,156	—	479,221
Operating expenses	5,715	234,861	25,065	—	265,641
Income (loss) from operations	(5,715)	223,204	(3,909)	—	213,580
Equity in earnings (losses) of Subsidiaries	107,482	(3,659)	—	(103,823)	—
Other non-operating (expense) income, net	75,000	(61,167)	18	—	13,851
Income (loss) before income taxes	176,767	158,378	(3,891)	(103,823)	227,431
(Provision) benefit for income taxes	(24,250)	(50,896)	232	—	(74,914)
Net income (loss)	$152,517	$107,482	$(3,659)	$(103,823)	$152,517

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$149,014	$149,014	$(5,613)	$(143,401)	$149,014
Undistributed equity in (earnings) losses of Subsidiaries	(149,014)	5,613	—	143,401	—
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities	—	(36,329)	20,096	19,739	3,506
Net cash provided by operating activities	—	118,298	14,483	19,739	152,520

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(91,392)	(299)	—	(91,691)
Net advances and notes between Parent and Subsidiaries	(25,170)	—	—	25,170	—
Other	—	14,139	(13,632)	—	507
Net cash (used in) provided by investing activities	(25,170)	(77,253)	(13,931)	25,170	(91,184)

Cash flows from financing activities:
Net advances and notes between Parent and Subsidiaries	—	44,909	—	(44,909)	—
Other	25,170	(947)	—	—	24,223
Net cash provided by (used in) financing activities	25,170	43,962	—	(44,909)	24,223
Effect of exchange rate changes on cash and cash equivalents	—	—	(268)	—	(268)
Net increase in cash and cash equivalents	—	85,007	284	—	85,291
Cash and cash equivalents at beginning of period	—	58,320	6,919	—	65,239
Cash and cash equivalents at end of period	$—	$143,327	$7,203	$—	$150,530

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2009

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$152,517	$107,482	$(3,659)	$(103,823)	$152,517
Undistributed equity in (earnings) losses of Subsidiaries	(107,482)	3,659	—	103,823	—
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities	(29)	36,002	(3,266)	13,500	46,207
Net cash provided by (used in) operating activities	45,006	147,143	(6,925)	13,500	198,724

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(36,171)	(120)	—	(36,291)
Business acquisitions, net of cash acquired	—	(25,510)	—	—	(25,510)
Net advances and notes between Parent and Subsidiaries	(42,311)	—	—	42,311	—
Other	—	(7,961)	6,992	—	(969)
Net cash (used in) provided by investing activities	(42,311)	(69,642)	6,872	42,311	(62,770)

Cash flows from financing activities:
Net repayments of borrowings	—	(117,347)	—	—	(117,347)
Net advances and notes between Parent and Subsidiaries	—	55,811	—	(55,811)	—
Other	(2,695)	(407)	—	—	(3,102)
Net cash used in financing activities	(2,695)	(61,943)	—	(55,811)	(120,449)
Effect of exchange rate changes on cash and cash equivalents	—	—	465	—	465
Net increase in cash and cash equivalents	—	15,558	412	—	15,970
Cash and cash equivalents at beginning of period	—	10,727	6,252	—	16,979
Cash and cash equivalents at end of period	$—	$26,285	$6,664	$—	$32,949

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “would,” “expects,” “intends,” “believes,” “anticipates,” “plans,” “predicts,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. The forward-looking statements that we make are based upon assumptions about many important risk factors, many of which are beyond our control. Among the factors that could cause actual results to differ materially are the following:

•                  the impact of the announcement of our definitive merger agreement with Grifols and the potential impact of completion, termination, or delay of the proposed merger with Grifols, including but not limited to, disruptions from the pending transaction, transaction costs, and the outcome of litigation and regulatory proceedings to which we may be a party;

•                  the unprecedented volatility in the global economy and fluctuations in financial markets;

•                  changes in economic conditions, political tensions, trade protection measures, licensing requirements, and tax matters in the countries in which we conduct business;

•                  the impact of competitive products and pricing and competitive actions by competitors;

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

BUSINESS OVERVIEW

We are a biopharmaceutical company that researches, develops, manufactures, markets, and sells protein-based therapies that extend and enhance the lives of individuals who suffer from chronic and acute, often life-threatening, conditions, such as primary immune deficiencies, chronic inflammatory demyelinating polyneuropathy (CIDP), alpha-1 antitrypsin deficiency-related emphysema, bleeding disorders, infectious diseases, and severe trauma.  Our primary products have orphan drug designation to serve populations with rare, chronic diseases.  Our products are derived from human plasma, the liquid component of blood, which is sourced from our plasma collection centers or purchased from third parties with plasma collection centers located in the United States.  Plasma contains many therapeutic proteins, which we extract through the process of fractionation at our Clayton, North Carolina and Melville, New York facilities.  The fractionated intermediates are then purified, formulated into final bulk, and aseptically filled into final containers for sale.  We also sell the fractionated intermediate products.

The majority of our sales are concentrated in the therapeutic areas of Immunology/Neurology and Pulmonology.  Our largest product, representing 53.1% and 54.0% of our net revenue for the three and nine months ended September 30, 2010, Gamunex, Immune Globulin Intravenous (Human), 10% Caprylate/Chromatography Purified (Gamunex, Gamunex IGIV), provides a treatment for primary immune deficiency and autoimmune diseases, such as CIDP.  Our second largest product, representing 22.1% and 21.7% of our net revenue for the three and nine months ended September 30, 2010, Prolastin Alpha-1 Proteinase Inhibitor (Human) (Prolastin, Prolastin A1PI, Prolastin-C A1PI), provides a treatment for alpha-1 antitrypsin deficiency-related emphysema.  During the third quarter of 2010, we completed the conversion of our existing U.S. Prolastin patients to Prolastin-C A1PI, our next generation A1PI product.  During the third quarter of 2010, we launched Prolastin-C A1PI in Canada and anticipate full conversion of our existing Canadian Prolastin A1PI patients to Prolastin-C A1PI in the 2010 fourth quarter.

U.S. IGIV distribution increased between 6% and 8% during the nine months ended September 30, 2010.  This growth represents a recovery in demand in the second and third quarters of 2010 after a slight decline in growth in the first quarter of 2010.  Despite solid demand growth for IGIV, there has been increased scrutiny and price sensitivity in the hospital segment.  In addition, the increase in the number of hospitals qualifying for the 340B discounts has effectively reduced demand from GPO’s who are not permitted to service this discounted channel, which among other factors, has led us to accept reduced volume tiers under certain of our GPO contracts.  We have seen solid demand growth for Gamunex with most customer segments. We believe that U.S. and international IGIV demand will grow approximately 6% to 8% over the long-term, which is consistent with demand growth during the nine months ended September 30, 2010.  However, IGIV demand can vary significantly on a quarter-to-quarter basis.

Our ability to expand our international business has been hampered by the effects of our internal Foreign Corrupt Practices Act (FCPA) investigation and increased price sensitivities of our customers, which has resulted in pricing pressures for plasma-derived products.  Our business with Iran, one of our major international customers, has been in decline, which is likely to continue.  Our profitability has and may continue to be negatively impacted by unfavorable euro/U.S. dollar exchange rates.  We have experienced, and expect to continue to experience, annual volume declines in Canada due to Canadian Blood Services (CBS) objective to have multiple sources of supply, which has impacted and will continue to impact our overall IGIV growth.  CBS may further reduce volumes to contract minimums and Hema Quebec may adopt a similar strategy.

We anticipate that we will operate near to or at our fractionation capacity over the next few years depending upon the demand for our products, the availability of source plasma and the impact of variability in yield, among other factors.  We plan to utilize most of our available fractionation capacity in the near term, which may result in increased inventory levels in order to attempt to maintain pace with projected future growth in product demand.  In response to our capacity constraints, we have embarked on a substantial capital plan, which we anticipate to be in the range of $800 million to $850 million on a cumulative basis over the five year period beginning in 2010.  The increase in our capital plan over the next five years from our prior estimates results primarily due to an increase in the anticipated cost for our new fractionation facility which we estimate to be $340 million plus an additional $40 million in capitalized interest.  Our estimated cost related to the construction of our new purification facility for Plasmin is $120 million with additional expenditures planned for Koate modernization and albumin purification expansion.  The successful execution of our capital plan, which is discussed further in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2009 Form 10-K, will be necessary to support our projected future volume growth, particularly with the anticipation that we will reach our fractionation capacity in the near term, launch new product introductions and complete strategic initiatives.

Our integrated plasma collection center platform, Talecris Plasma Resources, Inc. (TPR), consisted of 69 operating centers, of which 66 were FDA licensed and 3 were unlicensed as of September 30, 2010 and provided approximately 73.9% and 69.4% of our plasma during the three and nine months ended September 30, 2010.  We will need to significantly increase plasma collections generated from TPR in the near term to offset the expected decrease in plasma supplied by third parties and planned increases in our fractionation to meet anticipated demand.  To meet our plasma requirements, we may increase donor fees, increase marketing expense, and expand plasma collection center days and hours of operation, among other initiatives, which may limit our ability to reduce our cost per liter of plasma.  Consequently, we expect to continue to produce plasma at a cost per liter which we believe is significantly higher than our competitors.  Subsequent to September 30, 2010, we received FDA licensure for one of the unlicensed plasma collection centers.

Our historical comparisons illustrate the substantial reduction in both the collection cost per liter and the amount of excess period costs charged directly to cost of goods sold as a result of the maturation of our plasma collection center platform.  Decreasing collection costs and the reduction of excess period costs, combined with leveraging our manufacturing facilities as a result of higher volumes, have contributed to improving our gross margins.  Our cost of goods sold reflects $1.5 million and $8.7 million for the three months ended September 30, 2010 and 2009, respectively, and $5.2 million and $34.1 million for the nine months ended September 30, 2010 and 2009, respectively, related to excess period costs associated with TPR.  We believe that we have substantially eliminated unabsorbed TPR infrastructure and start-up costs. Consequently, future margin improvements will need to be derived from increases in product pricing and volumes, product mix, improvements in the cost per liter of plasma, manufacturing efficiencies, yield improvements or some combination thereof. We believe that the current environment does not favor near-term price increases and we have limited opportunities to enhance product mix.  We have recently experienced and expect to continue to experience higher cost of goods sold due to yield variability, less efficient utilization of each incremental liter of plasma fractionated as we increase Gamunex production, and higher non-capitalizable costs associated with our capital projects, particularly the construction of our new fractionation facility.

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

2010 Financial Highlights

•                  Total net revenue increased $11.3 million to $407.0 million for the three months ended September 30, 2010 as compared to $395.7 million for the three months ended September 30, 2009.  Total net revenue increased $47.7 million to $1,190.8 million for the nine months ended September 30, 2010 as compared to $1,143.1 million for the nine months ended September 30, 2009.

•                  Gross margin was 43.5% and 41.7% for the three months ended September 30, 2010 and 2009, respectively, and 43.7% and 41.9% for the nine months ended September 30, 2010 and 2009, respectively.

•                  Operating margin improved 630 basis points to 23.8% for the three months ended September 30, 2010 as compared to 17.5% for the three months ended September 30, 2009.  Operating margin improved 350 basis points to 22.2% for the nine months ended September 30, 2010 as compared to 18.7% for the nine months ended September 30, 2009.

•                  Net income was $56.1 million and $149.0 million for the three and nine months ended September 30, 2010, respectively, as compared to $35.8 million and $152.5 million for the three and nine months ended September 30, 2009, respectively.  Diluted earnings per common share were $0.43 and $0.38 for the three months ended September 30, 2010 and 2009, respectively, and $1.16 and $1.62 for the nine months ended September 30, 2010 and 2009, respectively.  Our results for the nine months ended September 30, 2009 include the impact of the CSL Limited (CSL) merger termination fee of $75.0 million (approximately $48.8 million after tax) and our results for the three and nine months ended September 30, 2009 include transaction-related costs associated with the terminated CSL merger agreement.  Our 2010 results include transaction-related costs associated with our definitive merger agreement with Grifols.  We believe a meaningful comparison of our results for the periods presented is enhanced by a quantified presentation of the impact of the CSL merger termination fee and merger-related expenses and the Grifols merger-related expenses.  The impacts of these items on our net income and diluted earnings per share are illustrated in the table below.

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

Description of Adjustments and Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

				Diluted Earnings
	Pre-Tax	Income Tax		Per Common
	Amount	Effect	Net Income	Share
Three Months Ended September 30, 2010
U.S. GAAP	$85,781	$(29,729)	$56,052	$0.43
Grifols merger-related expenses	9,485	(3,680)	5,805	0.05
Excluding merger-related items	$95,266	$(33,409)	$61,857	$0.48

Three Months Ended September 30, 2009
U.S. GAAP	$49,935	$(14,125)	$35,810	$0.38
CSL merger-related expenses	1,528	(593)	935	0.01
Excluding merger-related items	$51,463	$(14,718)	$36,745	$0.39

As adjusted for pro forma weighted average number of shares (1)				$0.29

Nine Months Ended September 30, 2010
U.S. GAAP	$230,157	$(81,143)	$149,014	$1.16
Grifols merger-related expenses	17,908	(6,948)	10,960	0.08
Excluding merger-related items	$248,065	$(88,091)	$159,974	$1.24

Nine Months Ended September 30, 2009
U.S. GAAP	$227,431	$(74,914)	$152,517	$1.62
CSL merger termination fee	(75,000)	26,250	(48,750)	(0.52)
CSL merger-related expenses	14,282	(5,541)	8,741	0.10
Excluding merger-related items	$166,713	$(54,205)	$112,508	$1.20

As adjusted for pro forma weighted average number of shares (1)				$0.90

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

•                  Operating cash flows were $152.5 million and $198.7 million for the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures were $91.7 million and $36.3 million for the nine months ended September 30, 2010 and 2009, respectively.  Operating cash flows for the 2009 period included the impact of the CSL merger termination fee.

2010 Third Quarter and Subsequent Business Highlights

•                  On October 13, 2010, we received approval from the FDA for Gamunex® -C (Immune Globulin Injection [Human], 10% Caprylate/Chromatography Purified) for subcutaneous administration in the treatment of primary immunodeficiency (PI).  Gamunex-C is the first and only immune globulin to provide both the intravenous route of administration and a new subcutaneous route of administration.  The intravenous delivery mode is approved to treat PI, chronic inflammatory demyelinating polyneuropathy (CIDP), and idiopathic thrombocytopenic purpura (ITP).  The subcutaneous mode is approved to treat only PI.

•                  In September 2010, we launched our next generation A1PI product, Prolastin-C, in Canada.  We anticipate full conversion of existing Canadian Prolastin A1PI patients to Prolastin-C A1PI during the 2010 fourth quarter.

•                  During the third quarter of 2010, TPR received FDA licensure for two additional plasma collection centers.  Subsequent to September 30, 2010, TPR received FDA licensure for one additional center. Of our 69 operating plasma collection centers, 67 have been licensed by the FDA.

HEALTHCARE REFORM

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that impact our business.

Although many provisions of the new legislation do not take effect immediately, several provisions became effective during 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% of the Average Manufacturer Price (AMP) on our branded prescription drugs, with a limitation of this increase on clotting factors to 17.1% of AMP; (2) the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340B Public Health Services drug pricing program, which provides hospital outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.  We do not believe that these new provisions will have a material impact on our 2010 financial results.

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

Beginning in 2012, the new law may require us to issue Internal Revenue Service Forms 1099 to plasma donors whose remuneration exceeds six hundred dollars.  The cost of implementing this requirement, as well as its potential impact on plasma donations, are unknown at this time.

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

CUSTOMER CONCENTRATION

Our accounts receivable, net, includes amounts due from pharmaceutical wholesalers and distributors, buying groups,

hospitals, physicians’ offices, patients, and others.  Our concentrations with customers that represented more than 10% of our accounts receivable, net were:

•                  At September 30, 2010: Amerisource Bergen- 13.3%; FFF Enterprise, Inc.- 12.2%

•                  At December 31, 2009: FFF Enterprise, Inc.- 14.6%

The following table summarizes our concentrations with customers that represented more than 10% of our total net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
FFF Enterprise Inc.	12.4%	13.8%	14.0%	14.1%
Amerisource Bergen	15.6%	12.1%	13.9%	12.8%

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

There have been no significant changes in our application of our critical accounting policies and estimates during the nine months ended September 30, 2010 as compared to the prior year.  We periodically review our critical accounting policies and estimates with the audit committee of our board of directors.

Gross-to-Net Revenue Adjustments

The following table summarizes our gross-to-net revenue adjustments expressed in dollars and percentages:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross product revenue	$422,357	$412,006	$1,238,352	$1,188,010
Chargebacks	(7,596)	(7,809)	(21,910)	(18,488)
Cash discounts	(5,194)	(5,013)	(15,162)	(14,113)
Rebates and other	(9,006)	(11,286)	(29,002)	(32,532)
Product net revenue	$400,561	$387,898	$1,172,278	$1,122,877

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross product revenue	100.0%	100.0%	100.0%	100.0%
Chargebacks	(1.8)%	(1.9)%	(1.8)%	(1.6)%
Cash discounts	(1.2)%	(1.2)%	(1.2)%	(1.2)%
Rebates and other	(2.1)%	(2.7)%	(2.3)%	(2.7)%
Product net revenue	94.9%	94.2%	94.7%	94.5%

The following table provides a summary of activity with respect to our allowances:

		Cash	Rebates and
	Chargebacks	Discounts	Other	Total
Balance at December 31, 2009	$4,262	$1,274	$26,427	$31,963
Provision	21,910	15,162	28,643	65,715
Credits issued	(22,270)	(14,542)	(29,002)	(65,814)
Balance at September 30, 2010	$3,902	$1,894	$26,068	$31,864

As discussed elsewhere in this Quarterly Report, the recently enacted healthcare reform legislation increased the size of Medicaid rebates paid by drug manufacturers from 15.1% to 23.1% of the AMP, with a limitation of this increase on clotting factors to 17.1% of the AMP.   The increase in the provisions for chargebacks during the nine months ended September 30, 2010 as compared to the same prior year period was largely due to increased sales related to government contracts.  Rebates and other was also impacted by the reduction of channel inventories during the three and nine months ended September 30, 2010.

MATTERS AFFECTING COMPARABILITY

We believe that the comparability of our financial results between the periods presented is significantly impacted by the following items:

Definitive Merger Agreement with Grifols

We have entered into agreements with investment bankers related to our definitive merger agreement with Grifols.  We incurred fees totaling $2.5 million under these agreements during 2010 and are obligated to pay additional fees totaling $21.3 million upon successful closing of the merger transaction.  During the three and nine months ended September 30, 2010, we also incurred legal, accounting, and other fees of $5.7 million and $11.6 million, respectively, associated with the definitive merger agreement.

Under the terms of the definitive merger agreement with Grifols, we are permitted to offer retention amounts up to a total of $15.0 million to employees.  As of September 30, 2010, we have offered retention amounts totaling approximately $10.3 million to employees, of which $2.9 million was paid during the three months ended September 30, 2010 and the remaining amounts are expected to be paid in 2011, subject to the terms of the retention agreements.  We incurred retention expenses, including fringe benefits, of $3.7 million during the three months ended September 30, 2010.  The remaining retention amounts will likely be recognized ratably through the second quarter of 2011.

Financial Impact of IPO and Refinancing Transactions

As discussed in our 2009 Form 10-K, we completed our IPO and refinancing transactions during the fourth quarter of 2009, which has resulted in lower average borrowings during the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, and correspondingly lower interest expense during the 2010 periods.  For the three months ended September 30, 2010 and 2009, our interest expense was $12.0 million and $19.0 million, respectively, and for the nine months ended September 30, 2010 and 2009, our interest expense was $35.9 million and $59.5 million, respectively.

Comparability of Outstanding Common Shares and Pro Forma Diluted Earnings Per Common Share

As discussed in our 2009 Form 10-K, we completed our IPO and refinancing transactions during the fourth quarter of 2009.  Our IPO consisted of 56,000,000 shares of our common stock of which 28,947,368 shares were newly issued and sold by us and 27,052,632 shares were sold by the selling stockholder, Talecris Holdings, LLC.  We used the net primary proceeds to us of $519.7 million to repay amounts outstanding under our then existing First and Second Lien Term Loans.  In connection with our IPO, we also converted 1,000,000 shares of our Series A preferred stock and 192,310 shares of our Series B preferred stock into 85,846,320 shares of our common stock and issued 2,381,548 shares of our common stock to settle $45.3 million of accrued dividends upon the conversion of our Series A and B preferred stock.  The issuance of new common shares has resulted in a significant increase in the number of common shares used in our computation of diluted earnings per common share.  The application of the net primary proceeds to us from our IPO to repay our then existing indebtedness has resulted in a significant reduction in interest expense during the three and nine months ended September 30, 2010 as compared to the prior year periods.

We believe that the comparability of our financial results for the periods presented is enhanced by the following pro forma presentation of our diluted earnings per common share.  In the tables below, the pro forma diluted earnings per common share computations for the three and nine months ended September 30, 2009 reflect an adjustment to net income for reduced interest expense as if the net primary proceeds to us from our IPO of $519.7 million had been applied to repay our debt at the beginning of 2009, net of interest rate differences from our 7.75% Notes issuance. The pro forma adjustment to the denominator reflects the impacts for the issuance of common shares to convert preferred stock, settle accrued dividends on the preferred stock, and complete the IPO as if these events occurred at the beginning of 2009.

	Three Months Ended September 30,
	2010	2009	2009
	Actual	Actual	Pro forma

Net income	$56,052	$35,810	$35,810
Interest expense reduction due to debt repayment	—	—	1,966
Numerator	$56,052	$35,810	$37,776

Weighted average common shares outstanding	123,668,072	2,647,178	2,647,178
Adjustments:
Stock options and restricted shares	5,266,418	6,350,815	6,350,815
Series A preferred stock	—	71,217,391	71,217,391
Series B preferred stock	—	13,695,817	13,695,817
Shares issued for preferred stock dividend	—	—	2,355,662
Newly issued shares for IPO	—	—	28,947,368
Dilutive potential common shares	128,934,490	93,911,201	125,214,231

Diluted net income per common share	$0.43	$0.38	$0.30

	Nine Months Ended September 30,
	2010	2009	2009
	Actual	Actual	Pro forma

Net income	$149,014	$152,517	$152,517
Interest expense reduction due to debt repayment	—	—	5,833
Numerator	$149,014	$152,517	$158,350

Weighted average common shares outstanding	122,669,724	1,847,235	1,847,235
Adjustments:
Stock options and restricted shares	5,844,003	6,540,453	6,540,453
Series A preferred stock	—	71,736,264	71,736,264
Series B preferred stock	—	13,795,601	13,795,601
Shares issued for preferred stock dividend	—	—	2,372,824
Newly issued shares for IPO	—	—	28,947,368
Dilutive potential common shares	128,513,727	93,919,553	125,239,745

Diluted net income per common share	$1.16	$1.62	$1.26

Definitive Merger Agreement with CSL

We entered into a definitive merger agreement with CSL on August 12, 2008, which was subject to the receipt of certain regulatory approvals as well as other customary conditions. The U.S. Federal Trade Commission filed an administrative complaint before the Commission challenging the merger and a complaint in Federal district court seeking to enjoin the merger during the administrative process.  On June 8, 2009, the merger parties agreed to terminate the definitive merger agreement, and as a result, CSL paid us a merger termination fee of $75.0 million during the 2009 second quarter.  The U.S. Federal Trade Commission’s complaints were subsequently dismissed.  We incurred retention expense, including fringe benefits, of $1.6 million and $8.3 million for the three and nine months ended September 30, 2009, respectively, and legal costs associated with the regulatory review process of $6.0 million during the nine months ended September 30, 2009.  All retention amounts were paid during 2009.

Unabsorbed TPR Infrastructure and Start-Up Costs

Our cost of goods sold includes $1.5 million and $8.7 million for the three months ended September 30, 2010 and 2009, respectively, and $5.2 million and $34.1 million for the nine months ended September 30, 2010 and 2009, respectively, related to unabsorbed TPR infrastructure and start-up costs associated with the development of our plasma collection center platform.  The reduction in unabsorbed TPR infrastructure and start-up costs resulted primarily from the maturation of our plasma collection center platform.  We believe we have substantially eliminated unabsorbed TPR infrastructure and start-up costs and as a result, we expect that the TPR excess period costs will continue to decline in 2010 as compared to prior periods.

Share-Based Compensation Awards

We have long-term incentive plans, which provide for the grant of awards in the form of incentive stock options, non-qualified stock options, share appreciation rights, restricted stock, restricted stock units (RSU’s), unrestricted shares of common stock, deferred share units, and performance share units (PSU’s), to eligible employees, directors, and consultants.

Share-based compensation expense for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
SG&A	$2,530	$17,929	$10,480	$34,379
R&D	181	513	896	1,692
Cost of goods sold	908	1,012	2,827	3,554
Total expense	$3,619	$19,454	$14,203	$39,625

Capitalized in inventory	$483	$868	$1,928	$2,874

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

The following table summarizes the remaining unrecognized compensation cost related to our share-based compensation program as of September 30, 2010 and the weighted-average period over which the non-cash compensation cost is expected to be recognized:

		Weighted-
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$4,523	2.35
Restricted share awards	2,163	0.50
RSU’s	7,298	2.41
PSU’s	3,894	2.50
Total	$17,878

In addition to the unrecognized compensation cost included in the table above, at September 30, 2010, $1.9 million of compensation cost was included in inventory on our unaudited interim consolidated balance sheet, which we expect to be recognized as non-cash compensation expense in our consolidated income statement primarily within the next twelve months.  The amount of share-based compensation expense that we will ultimately be required to record could change in the future as a result of additional grants, changes in the fair value of shares for performance-based awards, differences between our anticipated forfeiture rate and the actual forfeiture rate, the probability of achieving targets established for performance award vesting, and other actions by our board of directors or its compensation committee.

RESULTS OF OPERATIONS

We have included information regarding our results of operations in the following table.  The subsequent discussion provides an analysis of our results of operations for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue:
Product	$400,561	$387,898	$1,172,278	$1,122,877
Other	6,440	7,833	18,510	20,219
Total	407,001	395,731	1,190,788	1,143,096
Cost of goods sold	229,908	230,666	670,476	663,875

Gross profit	177,093	165,065	520,312	479,221

Operating expenses:
SG&A	61,383	79,488	205,007	213,913
R&D	18,673	16,167	50,832	51,728
Total	80,056	95,655	255,839	265,641

Income from operations	97,037	69,410	264,473	213,580

Other non-operating (expense) income:
Interest expense, net	(11,529)	(19,587)	(34,915)	(61,445)
Merger termination fee	—	—	—	75,000
Equity in earnings of affiliate	273	112	599	296
Total	(11,256)	(19,475)	(34,316)	13,851

Income before income taxes	85,781	49,935	230,157	227,431

Provision for income taxes	(29,729)	(14,125)	(81,143)	(74,914)

Net income	$56,052	$35,810	$149,014	$152,517

Earnings per common share:
Basic	$0.45	$12.01	$1.21	$76.21
Diluted	$0.43	$0.38	$1.16	$1.62

Financial measures:
Gross margin	43.5%	41.7%	43.7%	41.9%
Operating margin	23.8%	17.5%	22.2%	18.7%
Effective income tax rate	34.7%	28.3%	35.3%	32.9%

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

The following discussion and analysis contains information regarding our results of operations for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
Net revenue:
Product	$400,561	$387,898	$12,663	3.3%
Other	6,440	7,833	(1,393)	(17.8)%
Total	407,001	395,731	11,270	2.8%
Cost of goods sold	229,908	230,666	758	0.3%

Gross profit	177,093	165,065	12,028	7.3%
Operating expenses:
SG&A	61,383	79,488	18,105	22.8%
R&D	18,673	16,167	(2,506)	(15.5)%
Total	80,056	95,655	15,599	16.3%

Income from operations	97,037	69,410	27,627	39.8%
Other non-operating (expense) income:
Interest expense, net	(11,529)	(19,587)	8,058	41.1%
Equity in earnings of affiliate	273	112	161	143.8%
Total	(11,256)	(19,475)	8,219	42.2%

Income before income taxes	85,781	49,935	35,846	71.8%
Provision for income taxes	(29,729)	(14,125)	(15,604)	(110.5)%

Net income	$56,052	$35,810	$20,242	56.5%

Earnings per common share:
Basic	$0.45	$12.01	$(11.56)	(96.3)%
Diluted	$0.43	$0.38	$0.05	13.2%

Financial measures:
Gross profit margin	43.5%	41.7%
Operating margin	23.8%	17.5%
Effective income tax rate	34.7%	28.3%

Net Revenue

The following table contains information regarding our net revenue:

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
Product net revenue:
Gamunex IGIV	$215,974	$207,179	$8,795	4.2%
Prolastin A1PI	89,980	80,813	9,167	11.3%
Fraction V (Albumin and Plasmanate)	17,822	22,846	(5,024)	(22.0)%
Factor VIII (Koate DVI)	16,488	11,288	5,200	46.1%
Hyperimmunes	24,793	24,103	690	2.9%
Other	35,504	41,669	(6,165)	(14.8)%
Total product net revenue	400,561	387,898	12,663	3.3%
Other net revenue	6,440	7,833	(1,393)	(17.8)%
Total net revenue	$407,001	$395,731	$11,270	2.8%

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
U.S. product net revenue:
Gamunex IGIV	$164,968	$151,066	$13,902	9.2%
Prolastin A1PI	60,478	52,632	7,846	14.9%
Factor V (Albumin and Plasmanate)	12,390	11,231	1,159	10.3%
Factor VIII (Koate DVI)	4,418	3,414	1,004	29.4%
Hyperimmunes	21,561	23,020	(1,459)	(6.3)%
Other product net revenue	16,126	18,707	(2,581)	(13.8)%
Total U.S. product net revenue	$279,941	$260,070	$19,871	7.6%

International product net revenue:
Gamunex IGIV	$51,006	$56,113	$(5,107)	(9.1)%
Prolastin A1PI	29,502	28,181	1,321	4.7%
Factor V (Albumin and Plasmanate)	5,432	11,615	(6,183)	(53.2)%
Factor VIII (Koate DVI)	12,070	7,874	4,196	53.3%
Hyperimmunes	3,232	1,083	2,149	198.4%
Other product net revenue	19,378	22,962	(3,584)	(15.6)%
Total international product net revenue	$120,620	$127,828	$(7,208)	(5.6)%

Our product net revenue was $400.6 million and $387.9 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $12.7 million, or 3.3%.  The increase consisted of higher volumes of $13.1 million, partially offset by lower pricing of $0.4 million driven by the effects of unfavorable foreign exchange of $4.0 million.

The $8.8 million increase in our Gamunex net revenue was driven by higher volumes of $9.2 million.  We experienced higher Gamunex volumes of $21.3 million in the U.S., Europe, and other international regions which were partially offset by lower volumes of $12.1 million in Canada.  Our 2010 Canadian Gamunex volumes were negatively impacted by lower commercial sales to CBS as discussed below.  We experienced competitive pressures in Europe during 2009, which negatively impacted our Gamunex volumes during the prior year period.  U.S. and Canadian Gamunex pricing was higher by $2.6 million during the 2010 period as compared to the prior year period.  The benefit of the higher pricing in the U.S. and Canada was offset by lower pricing of $3.0 million in Europe and other international regions resulting from country mix as well as competitive pressures, including unfavorable foreign exchange of $1.0 million.  As indicated elsewhere in this Quarterly Report, the recently enacted healthcare reform legislation increased the size of the Medicaid rebates paid by drug manufacturers from 15.1% to 23.1% of the AMP.  We have also experienced higher Medicaid utilization and GPO administrative fees during 2010.  Although we have experienced a favorable pricing environment in prior periods largely as a result of supply constraints, we expect product pricing to be relatively flat given the current balance of supply and demand.

The $9.2 million increase in our Prolastin net revenue consisted of higher volumes of $7.9 million and improved pricing of $1.3 million, including the effects of unfavorable foreign exchange of $2.9 million.  The increase in volumes was driven primarily by higher volumes of $7.7 million in Europe and the U.S. where we experienced net patient gains during 2010.  Prolastin volumes are largely a function of our ability to identify and enroll new patients as compared to the number of patients lost due to attrition and competition.  Our ability to grow our European volumes will also depend on our ability to obtain appropriate reimbursement on a country by country basis.  The increase in pricing was driven by higher pricing of $4.6 million in the U.S. as a result of a price increase implemented during the 2010 third quarter.  The benefit of the favorable pricing in the U.S. was partially offset by lower pricing in Europe primarily due to unfavorable foreign exchange.

Effective August 1, 2010, legislation was enacted in Germany to increase rebates paid by drug manufacturers from 6% to 16% in retail pharmacies, which impacts our Gamunex business.  In addition, effective August 1, 2010, a price freeze on the basis of August 2009 prices became effective through 2013 for all products we sell in Germany.

Our Fraction V product category consists of albumin and Plasmanate, with albumin representing the majority of sales in the category.  The $5.0 million decrease in our Fraction V net revenue consisted of lower volumes of $4.3 million and lower pricing of $0.7 million.  We experienced lower Fraction V volumes of $6.8 million in other international regions due to opportunistic sales during 2009, which did not recur during 2010, partially offset by higher volumes of $2.5 million in the U.S., Canada, and Europe as a result of supply availability

The $5.2 million increase in Factor VIII (Koate DVI) net revenue was primarily driven by higher volumes of $6.0 million in other international regions due to supply availability and opportunistic sales, partially offset by lower pricing of $1.8 million in other international regions.

Our other product net revenue consists primarily of revenue related to our contract manufacturing agreements for IGIV and Fraction V with the two Canadian blood system operators, CBS and Hema Quebec, intermediate products, Thrombate III (human), and contracted PPF powder.  The $6.2 million decrease in other product net revenue was driven by lower PPF powder sales of $4.1 million and lower intermediate product sales of $2.9 million, partially offset by higher Thrombate III sales of $1.5 million.  Sales of our contracted PPF powder are expected to decline in accordance with the related agreement and intermediate product revenues are opportunistic and may be lower in subsequent periods.

U.S. IGIV distribution increased between 6% and 8% during the nine months ended September 30, 2010.  This growth represents a recovery in demand in the second and third quarters of 2010 after a slight decline in growth in the first quarter of 2010.  Despite solid demand growth for IGIV, there has been increased scrutiny and price sensitivity in the hospital segment.  In addition, the increase in the number of hospitals qualifying for the 340B discounts has effectively reduced demand from GPO’s who are not permitted to service this discounted channel, which among other factors, has led us to accept reduced volume tiers under certain of our GPO contracts.  We have seen solid demand growth for Gamunex with most customer segments. We believe that U.S. and international IGIV demand will grow approximately 6% to 8% over the long-term, which is consistent with demand growth during the nine months ended September 30, 2010.  However, IGIV demand can vary significantly on a quarter-to-quarter basis.

Our ability to expand our international business has been hampered by the effects of our internal FCPA investigation and increased price sensitivities of our customers which has resulted in pricing pressures for plasma-derived products.  Our business with Iran, one of our major international customers, has been in decline which is likely to continue.  Our profitability has been, and may continue to, be negatively impacted by unfavorable euro/dollar exchange rates.  We have experienced, and expect to continue to experience, annual volume declines in Canada due to CBS’ objective to have multiple sources of supply, which has impacted and will continue to impact our overall IGIV growth.  CBS may further reduce volumes to contract minimums and Hema Quebec may adopt a similar strategy.  The combination of these factors, among others, may reduce our near term global IGIV growth, relative to our prior expectations.

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

In the current IGIV market with reduced demand growth, we still anticipate that we will operate near to or at our fractionation capacity over the next few years depending upon the demand for our products, the availability of source plasma and the impact of variability in yield, among other factors.  We plan to utilize most of our available fractionation capacity in the near term, which may result in increased inventory levels in order to maintain pace with projected future growth in product demand.

Cost of Goods Sold and Gross Profit

Our gross profit was $177.1 million and $165.1 million for the three months ended September 30, 2010 and 2009, respectively, representing gross margin of 43.5% and 41.7%, respectively.  In general, our gross margin and cost of goods sold are impacted by the volume and pricing of our finished products, our raw material costs, production mix, yield, and cycle times, as well as our production capacities and normal production shut-downs, and the timing and amount of release of finished product.

Our cost of goods sold was $229.9 million, or 56.5% of net revenue, for the three months ended September 30, 2010, as compared to $230.7 million, or 58.3% of net revenue, for the three months ended September 30, 2009.  Our cost of goods sold benefited from lower TPR unabsorbed infrastructure and start-up costs of $7.2 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Our cost of goods sold also benefited from lower costs of production of $9.5 million during the 2010 period primarily driven by production mix associated with the conversion to our next generation A1PI product, Prolastin-C A1PI, as well as source mix, and lower project spending of $0.9 million as compared to the 2009 period.  During the 2010 and 2009 periods, our non-capitalizable project spending was $8.2 million and $9.1 million, respectively.  We experienced higher costs of $6.5 million associated with increased volumes during the three months ended September 30, 2010 as compared to the same prior year period.  Our cost of goods sold was negatively impacted by $17.5 million of inventory impairments during the three months ended September 30, 2010, an increase of $10.3 million compared to the same prior year period, primarily driven by higher provisions for work-in-process inventories.

The largest component of our cost of goods sold is the cost of source plasma, which represented greater than 50% of our cost of goods sold for the periods presented.  The overall cost of source plasma is impacted by the collection cost per liter, including donor fees, labor, soft goods, facility costs, testing, unabsorbed TPR infrastructure and start-up costs, the cost of plasma purchased from third parties, and variability in protein yields, among other factors.  Our internal cost per liter of plasma, including unabsorbed TPR infrastructure and start-up costs, decreased 5.0% for the three months ended September 30, 2010, as compared to the same prior year period, primarily driven by lower unabsorbed TPR infrastructure and start-up costs and higher TPR plasma collections.  Our acquisition cost per liter of third party plasma decreased 1.0% during the three months ended September 30, 2010 as compared to the same prior year period.  Due to our long manufacturing cycle times, which range from 100 days to in excess of 400 days, the cost of plasma is not expensed through cost of goods sold until a significant period of time subsequent to its acquisition.

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

The combination of the factors mentioned above, particularly the lower near-term demand growth, competitive pressures, slower than planned reductions in our cost per liter of plasma, and yield variability as well as inefficient plasma utilization, among other factors, will likely result in lower gross margins in future periods.

Operating Expenses

Our SG&A was $61.4 million and $79.5 million for the three months ended September 30, 2010 and 2009, respectively, a decrease of $18.1 million, or 22.8%.  The decrease in SG&A was driven by lower share-based compensation expense of $15.4 million as discussed previously, the absence of retention expense of $1.0 million related to our terminated merger agreement with CSL, lower donations of $2.3 million, lower legal expenses of $2.7 million related to our internal FCPA investigation, and the absence of $2.0 million of management fees to Talecris Holdings LLC as a result of the termination of the management agreement at the time of our initial public offering.  During the three months ended September 30, 2010, our SG&A included $7.4 million of favorable foreign exchange as compared to favorable foreign exchange of $3.1 million during the three months ended September 30, 2009.  These items were partially offset by higher sales and marketing expenses of $5.3 million during the 2010 period as a result of our sales force expansion, marketing of our CIDP indication, Prolastin patient identification efforts, launch of Prolastin-C A1PI, as well as support for other products.  In addition, within SG&A, we incurred transaction related expenses of $5.7 million and retention expenses within SG&A of $2.8 million related to our definitive merger agreement with Grifols.

SG&A in future periods will be impacted by additional Grifols merger related transaction expenses such as legal and accounting costs as well as retention expenses as discussed further in the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability,” included elsewhere in this Quarterly Report.

Our R&D was $18.7 million and $16.2 million for the three months ended September 30, 2010 and 2009, respectively.  As a percentage of net revenue, R&D was 4.6% and 4.1% for the three months ended September 30, 2010 and 2009, respectively.  R&D expenses are influenced by the timing of in-process projects and the nature and extent of expenses associated with these projects.  Additional information regarding our research and development projects is included in our 2009 Form 10-K.  There have been no significant changes to our new product candidates or life-cycle management projects since December 31, 2009, except that we have decided not to initiate an aerosol trial with plasma-derived Prolastin A1PI.  We may resume development in the future of an aerosol formulation of A1PI if warranted with recombinant A1PI.  The increase in R&D period over period was primarily driven by Plasmin aPAO Phase II start-up costs.  We anticipate that R&D will increase in subsequent periods primarily as a result of increased Plasmin clinical trials related to aPAO and ischemic stroke.

Our operating margin improved 630 basis points to 23.8% for the three months ended September 30, 2010 as compared to 17.5% for the three months ended September 30, 2009.

Total Other Non-Operating Expense, net

The primary component of our other non-operating expense, net, is interest expense, which amounted to $12.0 million and

$19.0 million for the three months ended September 30, 2010 and 2009, respectively.  Our weighted average interest rates on our outstanding debt, excluding amortization of deferred debt issuance costs and debt discount, were 7.7% and 5.1% for the three months ended September 30, 2010 and 2009, respectively.  The reduction in interest expense was driven by lower weighted average debt levels during the 2010 period.  During the three months ended September 30, 2010 and 2009, we capitalized interest costs related to the construction of plant and equipment of $1.4 million and $0.6 million, respectively.

Provision for Income Taxes

Our income tax provision was $29.7 million and $14.1 million for the three months ended September 30, 2010 and 2009, respectively, resulting in effective income tax rates of 34.7% and 28.3%, respectively.

For the three months ended September 30, 2010, our effective income tax rate is lower than the U.S. statutory Federal income tax rate of 35% primarily due to a deduction for domestic production activities which, pursuant to the Internal Revenue Code, increased to 9% of qualified production activities income for taxable years beginning in 2010 from 6% in 2009, and to tax credits for orphan drug clinical testing expenditures.  The effective income tax rate for the three months ended September 30, 2010 also benefited from the recognition in the third quarter of higher orphan drug tax credits and domestic production activity deductions reported on the 2009 Federal tax return than estimated in the 2009 financial statements.  These reductions are principally offset by state income tax expense.

For the three months ended September 30, 2009, our effective income tax rate is lower than the U.S. statutory Federal income tax rate, primarily due to credits for Federal Research and Experimentation and orphan drug clinical testing expenditures.  These factors offset the effects of state taxes.

Following the completion of field work by the Internal Revenue Service examination team (IRS Exam) in connection with the audit of our 2005, 2006, and 2007 Federal income tax returns, the audit file was sent to the Joint Committee on Taxation (JCT) in accordance with requirements that the JCT review any refunds in excess of $2 million. The refund was attributable to additional tax credits for research and experimental expenditures and orphan drug expenditures claimed during the course of the audit. The JCT subsequently returned the audit file to the IRS Exam for additional fact finding.  In lieu of engaging with the company in fact-finding efforts, IRS Exam issued a new audit report disallowing the tax credits for research and experimental expenditures and orphan drug clinical testing expenditures and issued a 30 Day Letter indicating that IRS Exam and the company could not reach agreement on the issue.  The company has filed a timely protest to the adjustments proposed by IRS Exam and expects to favorably resolve this matter at the IRS Appeals level.  We do not believe the outcome of this matter will have a material adverse impact on our consolidated financial condition or results of operations. It is reasonably possible that, within the next twelve months, we will resolve this matter with the IRS and JCT, which may increase or decrease the unrecognized tax benefits for all open tax years.  The favorable resolution of this matter would increase earnings by approximately $4.7 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Net Income

Our net income was $56.1 million and $35.8 million for the three months ended September 30, 2010 and 2009, respectively.  The significant factors and events contributing to the change in our net income are discussed above.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

The following discussion and analysis contains information regarding our results of operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
Net revenue:
Product	$1,172,278	$1,122,877	$49,401	4.4%
Other	18,510	20,219	(1,709)	(8.5)%
Total	1,190,788	1,143,096	47,692	4.2%
Cost of goods sold	670,476	663,875	(6,601)	(1.0)%
Gross profit	520,312	479,221	41,091	8.6%
Operating expenses:
SG&A	205,007	213,913	8,906	4.2%
R&D	50,832	51,728	896	1.7%
Total	255,839	265,641	9,802	3.7%
Income from operations	264,473	213,580	50,893	23.8%
Other non-operating (expense) income:
Interest expense, net	(34,915)	(61,445)	26,530	43.2%
Merger termination fee	—	75,000	(75,000)	100.0%
Equity in earnings of affiliate	599	296	303	102.4%
Total	(34,316)	13,851	(48,167)	347.8%
Income before income taxes	230,157	227,431	2,726	1.2%
Provision for income taxes	(81,143)	(74,914)	(6,229)	(8.3)%
Net income	$149,014	$152,517	$(3,503)	(2.3)%

Earnings per common share:
Basic	$1.21	$76.21	$(75.00)	(98.4)%
Diluted	$1.16	$1.62	$(0.46)	(28.4)%

Financial measures:
Gross profit margin	43.7%	41.9%
Operating margin	22.2%	18.7%
Effective income tax rate	35.3%	32.9%

Net Revenue

The following table contains information regarding our net revenue:

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
Product net revenue:
Gamunex IGIV	$642,693	$618,637	$24,056	3.9%
Prolastin A1PI	258,149	230,193	27,956	12.1%
Fraction V (Albumin and Plasmanate)	62,175	61,275	900	1.5%
Factor VIII (Koate DVI)	40,304	31,465	8,839	28.1%
Hyperimmunes	58,592	61,705	(3,113)	(5.0)%
Other	110,365	119,602	(9,237)	(7.7)%
Total product net revenue	1,172,278	1,122,877	49,401	4.4%
Other net revenue	18,510	20,219	(1,709)	(8.5)%
Total net revenue	$1,190,788	$1,143,096	$47,692	4.2%

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
U.S. product net revenue:
Gamunex IGIV	$489,800	$450,786	$39,014	8.7%
Prolastin A1PI	168,747	151,559	17,188	11.3%
Factor V (Albumin and Plasmanate)	39,445	32,547	6,898	21.2%
Factor VIII (Koate DVI)	12,629	9,072	3,557	39.2%
Hyperimmunes	45,588	51,720	(6,132)	(11.9)%
Other product net revenue	49,531	50,237	(706)	(1.4)%
Total U.S. product net revenue	$805,740	$745,921	$59,819	8.0%

International product net revenue
Gamunex IGIV	$152,893	$167,851	$(14,958)	(8.9)%
Prolastin A1PI	89,402	78,634	10,768	13.7%
Factor V (Albumin and Plasmanate)	22,730	28,728	(5,998)	(20.9)%
Factor VIII (Koate DVI)	27,675	22,393	5,282	23.6%
Hyperimmunes	13,004	9,985	3,019	30.2%
Other product net revenue	60,834	69,365	(8,531)	(12.3)%
Total international product net revenue	$366,538	$376,956	$(10,418)	(2.8)%

Our product net revenue was $1,172.3 million and $1,122.9 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $49.4 million, or 4.4%.  The increase consisted of higher volumes of $41.8 million and improved pricing of $7.6 million, including the effects of unfavorable foreign exchange of $3.6 million.

The $24.1 million increase in our Gamunex net revenue consisted of higher volumes of $27.4 million, partially offset by lower pricing of $3.3 million, including the effects of unfavorable foreign exchange of $1.0 million.  We experienced higher Gamunex volumes of $51.6 million in the U.S. and Europe, which were partially offset by lower volumes of $24.2 million in Canada and other international regions.  We experienced competitive pressures in Europe during 2009, which negatively impacted our Gamunex volumes during the prior year period.  Our 2010 Canadian volumes were negatively impacted by lower commercial sales to CBS as a result of their multi-source strategy as discussed above. Our 2010 Gamunex volumes in other international regions were negatively impacted by competitive pressures, our ongoing internal investigation related to potential FCPA violations and tensions with Iran, which are discussed elsewhere in this Quarterly Report.  We experienced lower pricing of $7.4 million in Europe and other international regions resulting from country mix as well as competitive pressures, partially offset by higher pricing of $4.1 million in the U.S. and Canada.  Europe pricing included the effects of unfavorable foreign exchange of $1.0 million.  Canadian pricing benefited from the annual price escalation, effective April 1, associated with our commercial contracts with CBS and Hema Quebec.  As indicated elsewhere in this Quarterly Report, the recently enacted healthcare reform legislation increased the size of the Medicaid rebates paid by drug manufacturers from 15.1% to 23.1% of the AMP.  We have also experienced higher Medicaid utilization and GPO administrative fees during 2010.  Although we have experienced a favorable pricing environment in prior periods largely as a result of supply constraints, we expect pricing to be relatively flat given the current balance of supply and demand.

The $28.0 million increase in our Prolastin net revenue consisted of higher volumes of $19.3 million and improved pricing of $8.7 million, including $2.7 million of unfavorable foreign exchange.  The increase in volumes was driven by higher volumes of $18.7 million in Europe and the U.S., where we experienced net patient gains during 2010.  The increase in pricing was driven by higher pricing of $12.8 million in the U.S. and Canada, partially offset by lower pricing in Europe as a result of the effects of unfavorable foreign exchange.  Our U.S. pricing was favorably impacted by price increases implemented in both the third quarter of 2010 and 2009.  Our 2009 Canadian pricing was impacted by a negative pricing adjustment of $2.3 million during the 2009 first quarter related to a pricing dispute.  Prolastin volumes are largely a function of our ability to identify and enroll new patients as compared to the number of patients lost due to attrition and competition.  Our ability to grow our European volumes will also depend on our ability to obtain appropriate reimbursement on a country-by-country basis.

Our Fraction V product category consists of albumin and Plasmanate, with albumin representing the majority of sales in the category.  The $0.9 million increase in Fraction V net revenues was driven by higher revenues of $10.1 million in the U.S., Canada, and Europe, partially offset by lower revenues of $9.2 million in other international regions.  The reduction in revenues in other international regions resulted from opportunistic sales during 2009, which did not recur during 2010.

The $8.8 million increase in Factor VIII (Koate DVI) net revenue was driven by higher volumes of $12.3 million in the U.S. and other international regions as a result of supply availability and opportunistic sales.  The benefit of the higher volumes was partially offset by lower pricing of $3.5 million, primarily due to country mix in other international regions.  The $3.1 million decrease in hyperimmune revenue was driven by lower volumes of $10.3 million in the U.S. due to a customer systems issue, partially offset by higher U.S. pricing of $4.2 million and increased sales of $3.0 million in Canada and other international regions.

Our other product net revenue consists primarily of revenue related to our contract manufacturing agreements for IGIV and Fraction V with the two Canadian blood system operators, CBS and Hema Quebec, intermediate products, Thrombate III (human), and contracted PPF powder.  The $9.2 million decrease in our other product net revenue was primarily driven by lower contract manufacturing IGIV and Fraction V volumes of $5.9 million due to CBS’ multi-source strategy as well as lower intermediate product sales of $2.8 million and lower PPF powder sales of $4.6 million, partially offset by higher Thrombate III sales of $3.5 million.  Sales of our contracted PPF powder are expected to continue to decline in accordance with the related agreement and intermediate product revenues are opportunistic and may be lower in subsequent periods.

Additional information regarding our revenue expectations for the remainder of 2010 is included in our quarter over quarter discussion and analysis and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview,” included elsewhere in this Quarterly Report.

Cost of Goods Sold and Gross Profit

Our gross profit was $520.3 million and $479.2 million for the nine months ended September 30, 2010 and 2009, respectively, representing gross margin of 43.7% and 41.9%, respectively.  In general, our gross margin and cost of goods sold are impacted by the volume and pricing of our finished products, our raw material costs, production mix, yield, and cycle times, as well as our production capacities and normal production shut-downs, and the timing and amount of release of finished product.

Our cost of goods sold was $670.5 million, or 56.3% of net revenue, for the nine months ended September 30, 2010, as compared to $663.9 million, or 58.1% of net revenue, for the nine months ended September 30, 2009.  Our cost of goods sold benefited from lower TPR unabsorbed infrastructure and start-up costs of $28.9 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  Our cost of goods sold also benefited from lower costs of production of $18.0 million during the 2010 period primarily driven by production mix associated with the conversion to our next generation A1PI product, Prolastin-C A1PI, as well as source mix.  Our cost of goods sold was negatively impacted by $40.4 million of inventory impairments during the nine months ended September 30, 2010, an increase of $17.1 million compared to the same prior year period, primarily driven by higher provisions for work in process inventories.  Project spending during the nine months ended September 30, 2010 was $31.2 million as compared to $22.2 million during the same prior year period, driven by spending related to our new fractionation facility, Koate reengineering, and Thrombate III projects.  We experienced higher costs of $27.4 million associated with increased volumes during the nine months ended September 30, 2010 as compared to the same prior year period.

The largest component of our cost of goods sold is the cost of source plasma, which represented greater than 50% of our cost of goods sold for the periods presented.  The overall cost of source plasma is impacted by the collection cost per liter, including donor fees, labor, soft goods, facility costs, testing, unabsorbed TPR infrastructure and start-up costs, the cost of plasma purchased from third parties, and variability in protein yields, among other factors.  Our internal cost per liter of plasma, including unabsorbed TPR infrastructure and start-up costs decreased 4.1% for the nine months ended September 30, 2010 as compared to the same prior year period, primarily driven by lower unabsorbed TPR infrastructure and start-up costs and higher TPR plasma collections.  Our acquisition cost per liter of third party plasma decreased 1.3% during the nine months ended September 30, 2010 as compared to the same prior year period.  Due to our long manufacturing cycle times, which range from 100 days to in excess of 400 days, the cost of plasma is not expensed through cost of goods sold until a significant period of time subsequent to its acquisition.

Additional information regarding our gross margin expectations for the remainder of 2010 is included in our quarter over quarter discussion and analysis and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview,” included elsewhere in this Quarterly Report.

Operating Expenses

Our SG&A was $205.0 million and $213.9 million for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $8.9 million, or 4.2%.  The decrease in SG&A was driven by lower share-based compensation expense of $23.9 million as discussed previously, the absence of $11.0 million of legal and retention expenses related to our terminated merger agreement with CSL, lower donations of $8.2 million, lower legal expenses of $2.5 million related to our internal FCPA investigation, and the absence of $5.7 million of management fees to Talecris Holdings LLC as a result of the termination of the management agreement at the time of our initial public offering.  These items were partially offset by higher sales and marketing expenses of $16.0 million during the

2010 period as a result of our sales force expansion, marketing of our CIDP indication, Prolastin patient identification efforts, launch of Prolastin-C A1PI, as well as support for other products.  In addition, we incurred transaction related expenses of $14.1 million and retention expenses within SG&A of $2.8 million related to our definitive merger agreement with Grifols.  During the nine months ended September 30, 2010, our SG&A included $2.9 million of unfavorable foreign exchange as compared to favorable foreign exchange of $3.3 million during the same prior year period.   As compared to the nine months ended September 30, 2009, our 2010 SG&A also reflects incremental new public company expenses.

SG&A in future periods will be impacted by additional Grifols merger related transaction expenses such as legal and accounting costs as well as retention expenses as discussed further in the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability,” included elsewhere in this Quarterly Report.

Our R&D was $50.8 million and $51.7 million for the nine months ended September 30, 2010 and 2009, respectively.  As a percentage of net revenue, R&D was 4.3% and 4.5% for the nine months ended September 30, 2010 and 2009, respectively.  R&D expenses are influenced by the timing of in-process projects and the nature and extent of expenses associated with these projects.  Additional information regarding our research and development projects is included in our 2009 Form 10-K.  There have been no significant changes to our new product candidates or life-cycle management projects since December 31, 2009, except that we have decided not to initiate an aerosol trial with plasma-derived Prolastin A1PI.  We may resume development in the future of an aerosol formulation of A1PI if warranted with recombinant A1PI.  We anticipate that R&D will increase in subsequent periods primarily as a result of increased Plasmin clinical trials related to aPAO and ischemic stroke.

Our operating margin increased 350 basis points to 22.2% for the nine months ended September 30, 2010 as compared to 18.7% for the nine months ended September 30, 2009.

Total Other Non-Operating (Expense) Income, net

The primary recurring component of our other non-operating (expense) income, net, is interest expense, which amounted to $35.9 million and $59.5 million for the nine months ended September 30, 2010 and 2009, respectively.  The reduction in interest expense was driven by lower weighted average debt levels during the 2010 period. Our weighted average interest rates on our outstanding debt, excluding amortization of deferred debt issuance costs and debt discount, were 7.8% and 5.4% for the nine months ended September 30, 2010 and 2009, respectively.    During the nine months ended September 30, 2010 and 2009, we capitalized interest costs related to the construction of plant and equipment of $3.7 million and $1.4 million, respectively.

Our total other non-operating income, net, for the nine months ended September 30, 2009 includes the CSL merger termination fee of $75.0 million as discussed previously.

Provision for Income Taxes

Our income tax provision was $81.1 million and $74.9 million for the nine months ended September 30, 2010 and 2009, respectively, resulting in effective income tax rates of 35.3% and 32.9%, respectively.

For the nine months ended September 30, 2010, our effective income tax rate is higher than the U.S. statutory Federal income tax rate, primarily due to the requirement for income tax purposes to capitalize transaction costs related to our definitive merger agreement with Grifols and the effects of state taxes.  These items were partially offset by the increased deduction allowed with respect to domestic production activities and tax credits for orphan drug clinical testing expenditures and a benefit recognized in the third quarter from higher orphan drug tax credits and domestic production activity deductions reported on the 2009 Federal tax return than estimated in the 2009 financial statements.

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

Net Income

Our net income was $149.0 million and $152.5 million (including the CSL merger termination fee, net of tax, of $48.8 million) for the nine months ended September 30, 2010 and 2009, respectively.  The significant factors and events contributing to the change in our net income are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

The following table and subsequent discussion and analysis contain information regarding our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$149,014	$152,517
Non-cash items	63,970	79,857
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(60,464)	(33,650)
Net cash provided by operating activities	$152,520	$198,724

Investing activities:
Purchases of property, plant, and equipment	$(91,691)	$(36,291)
Business acquisitions, net of cash acquired	—	(27,113)
Other	507	634
Net cash used in investing activities	$(91,184)	$(62,770)

Financing activities:
Repayments under Revolving Credit Facility, net	$—	$(112,097)
Repayments of borrowings under term loan	—	(5,250)
Repayments of capital lease obligations	(553)	(407)
Financing transaction costs	(394)	—
Proceeds from exercises of stock options	19,251	—
Excess tax benefits from share-based payment arrangements	10,836	1,437
Repurchases of common stock from employees	(4,917)	(4,132)
Net cash provided by (used in) financing activities	$24,223	$(120,449)

At September 30, 2010, our cash and cash equivalents totaled $150.5 million.  We use our available cash balances to repay amounts outstanding under our Revolving Credit Facility. We deposit any excess cash amounts into an overnight investment account.  At September 30, 2010, we had unused available borrowing capacity of $322.6 million under our Revolving Credit Facility.

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

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $152.5 million for the nine months ended September 30, 2010 as compared to $198.7 million for the nine months ended September 30, 2009.  Our net income was $149.0 million and $152.5 million for the nine months ended September 30, 2010 and 2009, respectively.  The net cash generated from our operating activities during the nine months ended September 30, 2009 includes the $75.0 million (approximately $48.8 million after tax) payment we received from CSL as a result of the termination of the definitive merger agreement.

Our non-cash operating items were $64.0 million and $79.9 million for the nine months ended September 30, 2010 and 2009, respectively.  The following significant non-cash items impacted the comparability of the net cash provided by our operating activities during the periods presented.

•                  Our depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 was $26.5 million and $21.4 million, respectively.  The increase in depreciation and amortization expense reflects our cumulative capital investments, primarily related to our manufacturing facilities and TPR.

•                  Our share-based compensation expense for the nine months ended September 30, 2010 and 2009 was $14.2 million and

$39.6 million, respectively.  The decrease in share-based compensation expense during 2010 was primarily driven by the final vesting of awards under the 2005 Stock Option and Incentive Plan on April 1, 2010 and the majority of the awards under the 2006 Restricted Stock Plan on March 31, 2010.  In addition, a combination of an adjustment during the 2010 first quarter as a result of actual award forfeitures being higher than initially estimated as well as the acceleration of certain option awards to our Chairman and Chief Executive Officer during the 2009 third quarter further impacted the comparability of share-based compensation expense between the two periods.

•                  Amortization of deferred compensation related to special recognition bonus awards was $1.9 million and $4.4 million for the nine months ended September 30, 2010 and 2009, respectively.  We made the final special recognition bonus award payments during March 2010.

•                  During the nine months ended September 30, 2010 and 2009, our deferred income taxes decreased $26.0 million and $8.4 million, respectively.  During the nine months ended September 30, 2010 and 2009, we recognized excess tax benefits related to share-based compensation of $10.8 million and $1.4 million, respectively.  The decrease in the deferred tax asset during the 2010 period is primarily driven by the effects of stock option exercises.

The changes in our operating assets and liabilities, net of effects from business acquisitions, were driven by the following items:

•                  Our accounts receivable, net, increased $36.5 million and $17.3 million during the nine months ended September 30, 2010 and 2009, respectively.  Accounts receivable, net, balances are influenced by the timing of net revenue and customer collections.  Our days sales outstanding (DSO) were 38 days at both September 30, 2010 and 2009, primarily driven by an increase in international accounts receivable and timing of payments.  Our international sales terms generally range from 30 to 150 days due to industry and national practices outside of the U.S., which can impact our DSO results.  We calculate DSO as our period end accounts receivable, net, divided by our prior three months’ net sales, multiplied by 90 days.  Our calculation of DSO may not be consistent with similar calculations performed by other companies.

•                  Our inventories increased $30.0 million and $52.1 million during the nine months ended September 30, 2010 and 2009, respectively.  Our inventories fluctuate based upon our plasma collections, production mix and cycle times, production capacities, normal production shut-downs, finished product releases, targeted safety stock levels, and demand for our products.  Our biological manufacturing processes result in relatively long inventory cycle times ranging from 100 days to in excess of 400 days for some specialty plasma in addition to a required 60 day pre-production holding period for plasma.  Consequently, we have significant investment in raw material and work-in-process inventories for extended periods.

•                  Our prepaid expenses and other assets (increased) decreased $(1.7) million and $16.8 million during the nine months ended September 30, 2010 and 2009, respectively.  The decrease for the nine months ended September 30, 2009 was primarily driven by a decrease in prepaid income taxes of $8.2 million and prepaid plasma of $10.6 million.  The decrease in prepaid plasma resulted from the reclassification of prepaid plasma to raw material inventories as a result of plasma deliveries from International BioResources, L.L.C. and affiliated entities (IBR) upon plasma collection center licensure, for which we subsequently acquired the plasma collection centers.

•                  Our operating liabilities increased $7.8 million and $19.0 million during the nine months ended September 30, 2010 and 2009, respectively.  Our liabilities fluctuate as a result of the varying due dates of accounts payable, accrued expenses, and other obligations.  The increase for the nine months ended September 30, 2010 was primarily driven by higher accrued goods and services of $23.3 million primarily as a result of transaction costs related to our definitive merger agreement with Grifols and higher interest payable obligations of $8.6 million associated with our 7.75% Notes due to the timing of contractual payments, among other items.  These items were partially offset by lower accounts payable obligations of $31.3 million due to our cash management strategy and lower accrued payroll, bonuses, and employee benefits of $7.3 million primarily due to the payment of accrued 2009 corporate performance bonuses and the final special recognition bonus payment in March 2010.  The increase for the nine months ended September 30, 2009 was primarily driven by higher accounts payable obligations of $4.8 million due to our cash management strategies, higher Medicaid, commercial rebates, and chargebacks of $10.7 million, and higher taxes payable of $7.9 million.  These items were partially offset by a reduction in the recorded amount of our interest rate swaps and caps of $9.3 million.

Cash Flows from Investing Activities

Our capital expenditures were $91.7 million and $36.3 million for the nine months ended September 30, 2010 and 2009, respectively. Our capital expenditures reflect investments in our facilities to support a platform for future growth and efficiency improvements, including compliance enhancements, general infrastructure upgrades, capacity expansions, and new facilities.  Our capital expenditures also reflect investments in our TPR infrastructure to support our plasma collection efforts.  The increase in our capital spending reflects higher spending related to reliability/compliance initiatives, as well as our initial investments in our new fractionation strategic program, partially offset by lower TPR spending.  Information regarding our strategic capital programs is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2009 Form 10-K.  We expect that our capital spending over the next five years, beginning in 2010, to be in the range of $800 million to $850 million on a cumulative basis, an increase of $50 million as compared to the range of $750 million to $800 million disclosed in our 2009 Form 10-K.

Our cash flows used in investing activities for the nine months ended September 30, 2009 also include various other cash outflows for the development of our plasma collection center platform, including the purchase price of ten plasma collection centers acquired from IBR and loans and other advances made to third-party plasma suppliers, net of repayments, for the development of plasma collection centers for which we had the option to purchase under certain conditions.  The IBR center acquisition program was completed in December 2009.

Cash Flows from Financing Activities

During the nine months ended September 30, 2010, we received proceeds of $19.3 million from the exercise of 2,989,023 stock options.  In addition, we repurchased 246,823 shares of our common stock from employees for $4.9 million to settle their withholding tax obligations upon vesting of restricted stock.  During the nine months ended September 30, 2010, we recognized excess tax benefits related to share-based compensation of $10.8 million.

During the nine months ended September 30, 2009, we repurchased 248,512 shares of our common stock from employees for $4.1 million to settle their withholding tax obligations upon vesting of restricted stock.  In addition, we recognized excess tax benefits related to share-based compensation of $1.4 million.  During the nine months ended September 30, 2009, we made contractual principal payments of $5.3 million under our First Lien Term Loan, which was repaid and terminated during the fourth quarter of 2009 with the proceeds from our IPO and refinancing transactions.

Outstanding amounts under our Revolving Credit Facility fluctuate based upon our business needs.

Credit Ratings

There were no changes to our credit ratings during the nine months ended September 30, 2010.  Our credit ratings as of September 30, 2010 were as follows:

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

Off Balance Sheet Arrangements

As of September 30, 2010, we do not have any off-balance sheet arrangements that are material or reasonably likely to be material to our consolidated financial position or results of operations.

Related Party Transactions

We consider Cerberus, Ampersand, and Centric to be related parties during certain periods presented.  Additional information regarding transactions with our related parties is included in Note 8, “Related Party Transactions,” included elsewhere in this Quarterly Report.

NON-GAAP FINANCIAL MEASURES

We believe that a meaningful analysis of our operating performance is enhanced by the use of EBITDA, adjusted EBITDA, as defined in our Revolving Credit Facility, and Consolidated Cash Flow, as defined in our 7.75% Notes.

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

In the following table, we have presented a reconciliation of adjusted EBITDA and Consolidated Cash Flow to the most comparable U.S. GAAP measure, net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$56,052	$35,810	$149,014	$152,517
Interest expense, net (a)	11,529	19,587	34,915	61,445
Income tax provision (b)	29,729	14,125	81,143	74,914
Depreciation and amortization (c)	9,631	7,482	26,482	21,403
EBITDA	106,941	77,004	291,554	310,279
Management fees (d)	—	1,958	—	5,715
Non-cash share-based compensation expense (e)	3,619	19,454	14,203	39,625
Special recognition bonus expense (f)	203	1,489	2,019	4,852
Equity in earnings of affiliate (g)	(273)	(112)	(599)	(296)
Merger-related expenses (h)	9,485	1,573	17,908	8,310
Other (i)	883	1,126	1,106	1,903
Adjusted EBITDA/Consolidated Cash Flow as defined (j)	$120,858	$102,492	$326,191	$370,388

(a)          Represents interest expense associated with our debt structure.  During the nine months ended September 30, 2010, our debt structure consisted of our $600.0 million 7.75% Notes and $325.0 million Revolving Credit Facility.  During the nine months ended September 30, 2009, our debt structure consisted of facilities totaling $1.355 billion, including our $700.0 million First Lien Term Loan, $330.0 million Second Lien Term Loan, and $325.0 million Revolving Credit Facility, as well as our interest rate cap and swap contracts.

(b)         Represents our income tax provision as presented in our unaudited interim consolidated income statements.

(c)          Represents depreciation and amortization expense associated with our property, plant, and equipment.

(d)         Represents the advisory fees paid to Talecris Holdings, LLC, under the management agreement.  This agreement was terminated in connection with our IPO.

(e)          Represents our non-cash share-based compensation expense associated with stock options, restricted stock, RSU’s, and PSU’s.

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

(h)         Represents merger-related retention expenses associated with our terminated merger agreement with CSL for the 2009 periods and merger-related expenses associated with our definitive merger agreement with Grifols, including investment banker, legal, accounting, and other costs, as well as retention expenses, for the 2010 periods.

(i)             For the three months ended September 30, 2010, the amount includes losses on disposals of equipment of $0.6 million and long-lived asset impairment charges of $0.3 million.  For the nine months ended September 30, 2010, the amount includes losses on disposals of equipment of $0.6 million and long-lived asset impairment charges of $0.6 million, partially offset by inventory recoveries of $0.1 million.  For the three months ended September 30, 2009, the amount includes long-lived asset impairment charges of $0.6 million and $0.9 million of non-capitalizable IPO costs, partially offset by inventory recoveries of $0.4 million.  For the nine months ended September 30, 2009, the amount includes losses on disposals of equipment of $0.9 million, long-lived asset impairment charges of $1.0 million, and $1.1 million of non-capitalizable IPO costs, partially offset by inventory recoveries of $1.1 million.

(j)             The computation of Consolidated Cash Flow is not applicable prior to the issuance of the 7.75% Notes on October 21, 2009.   Our adjusted EBITDA for the nine months ended September 30, 2009 includes a $75.0 million termination fee received from CSL as a result of the termination of the definitive merger agreement.  In addition, we incurred legal and other costs associated with the regulatory review process of our terminated merger agreement with CSL of $6.0 million during the nine months ended September 30, 2009.  The termination fee and these expenses were not permitted as adjustments to our adjusted EBITDA as defined in our then existing Revolving Credit Facility or First and Second Lien Term Loans.

In addition to the non-GAAP financial measures of adjusted EBITDA and Consolidated Cash Flow presented above, we have also presented a quantification of the impact to our financial results for the CSL merger termination fee and the CSL and Grifols merger-related expenses in the fourth bullet point of the “2010 Financial Highlights” section presented above.  We believe we have further enhanced the comparability of our financial results between the periods presented by using an adjusted share base in the computation of diluted earnings per share for the three and nine months ended September 30, 2009, reflecting the impact for the issuance of common shares to convert our Series A and B preferred stock, settle accrued dividends on the preferred stock, and complete our IPO as if these events occurred at the beginning of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate on a global basis and are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates, foreign exchange, and commodity prices.  The overall objective of our financial risk management program has historically been to minimize the impact of these risks through operational means and by using various financial instruments.  These practices may change as economic conditions change.  At September 30, 2010, we were not a party to any derivative financial instruments.

Interest Rate Risk

At September 30, 2010, our long-term debt consisted of our 7.75% Notes ($600.0 million outstanding), which bears a fixed interest rate, and our $325.0 million Revolving Credit Facility, which bears interest at a rate based upon either ABR or LIBOR, at our option, plus applicable margins based upon borrowing availability.  Our exposure to adverse movements in ABR or LIBOR during 2010 has not been significant as a result of minimal average borrowings outstanding under the Revolving Credit Facility during the period.  Assuming a fully drawn Revolving Credit Facility and a 100 basis point increase in applicable interest rates, our interest expense, net, would increase by $3.25 million on an annual basis.

At September 30, 2010, we had cash and cash equivalents of $150.5 million.  We use our available cash balances to repay amounts outstanding under our Revolving Credit Facility. We deposit any excess amounts into an overnight investment account, which earns minimal interest.  Because our cash and cash equivalents are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the carrying value of our cash and cash equivalents.  We actively monitor changes in interest rates.

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

Approximately 29.8% and 30.9% of our net revenue for the three and nine months ended September 30, 2010 was generated outside of the United States.  Foreign currency exchange rate fluctuations in relation to the U.S. dollar unfavorably impacted our product net revenue by $4.0 million, or 1.0%, for the three months ended September 30, 2010, and unfavorably impacted our product net revenue by $3.6 million, or 0.3%, for nine months ended September 30, 2010. In addition, we incurred transaction gains (losses), net, of $7.4 million and $(2.9) million during the three and nine months ended September 30, 2010, respectively, primarily related to the remeasurement of euro-denominated accounts receivable, which we recorded within SG&A in our unaudited consolidated income statement.

For the purpose of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our unaudited consolidated income statement for a hypothetical 10% strengthening of the U.S. dollar compared with the euro and Canadian dollar for the three and nine months ended September 30, 2010.  Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $4.2 million and $12.5 million for the three and nine months ended September 30, 2010, respectively.  At September 30, 2010, we had approximately €45.1 million in receivables.  An adverse movement in the value of the euro in relation to the U.S. dollar could have a significant impact on our profitability.     We have not hedged our exposure to changes in foreign currency exchange rates.  Consequently, we could incur unanticipated gains and losses as a result of changes in foreign currency exchange rates.

Commodity Risk

Plasma is the key raw material used in the production of our products, which we obtain from our plasma collection centers, as well as third party plasma suppliers.  As of September 30, 2010, our plasma collection center platform consisted of 69 operating centers, of which 66 were FDA licensed and 3 were unlicensed.  These licensed centers collected approximately 73.9% and 69.4% of our plasma during the three and nine months ended September 30, 2010.  Subsequent to September 30, 2010, we received FDA licensure for one of the unlicensed plasma collection centers.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our unaudited consolidated income statements for a hypothetical 10% increase in the cost of plasma used to produce the products sold during the three and nine months ended September 30, 2010.  Assuming this 10% increase in the cost of plasma, our cost of goods sold would have increased by $13.2 million and $40.9 million for the three and nine months ended September 30, 2010, respectively, and our gross margin would have been negatively impacted by 325 basis points and 344 basis points for the three and nine months ended September 30, 2010, respectively.  This sensitivity analysis assumes that we would not be able to pass the hypothetical cost increase to our customers in the form of pricing increases.  This sensitivity analysis does not consider the fixed pricing of plasma purchased from our third-party plasma suppliers.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods as specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Grifols Transaction

Four purported class action lawsuits have been filed by our stockholders challenging the proposed Grifols transaction. Two of the lawsuits were filed in the Court of Chancery of the State of Delaware and have been consolidated under the caption In re Talecris Biotherapeutics Holdings Shareholder Litigation, Consol. C.A. No. 5614-VCL. The other two lawsuits were filed in the Superior Court of the State of North Carolina and are captioned Rubin v. Charpie, et al., No. 10 CV 004507 (North Carolina Superior Court, Durham County), and Kovary v. Talecris Biotherapeutics Holdings Corp., et al., No. 10 CV 011638 (North Carolina Superior Court, Wake County). The lawsuits name as defendants Talecris, the members of our board of directors, Grifols, S.A. and its subsidiary, Grifols, Inc., and, in the Delaware consolidated action, Talecris Holdings LLC and Stream Merger Sub, Inc, a wholly owned subsidiary of Talecris. The two North Carolina actions have been stayed.

All of the lawsuits allege that the individual defendants (and, in the consolidated Delaware action, Talecris Holdings LLC) breached their fiduciary duties to our stockholders in connection with the proposed transaction with Grifols, and that Grifols (and, in one of the North Carolina cases, Talecris, and in the Delaware action, Grifols, Inc.) aided and abetted those breaches. The Delaware complaint alleges, among other things, that the consideration offered to our stockholders pursuant to the proposed transaction is inadequate; that our board of directors failed to take steps to maximize stockholder value; that our IPO and debt refinancing in 2009 were intended to facilitate a sale of Talecris; that Cerberus and Talecris Holdings LLC arranged the proposed merger for the benefit of affiliates of Cerberus Associates, LLC, without regard to the interests of other stockholders; that the voting agreements impermissibly lock up the transaction; that the merger agreement contains terms, including a termination fee, that favor Grifols and deter alternative bids; and that the preliminary Form F-4 filed on August 10, 2010 contains material misstatements and/or omissions, including with respect to the availability of appraisal rights in the merger; the purpose and effects of the Virginia reincorporation merger; the antitrust risks of the proposed transaction; the financial advisors’ analyses regarding the Grifols’ non-voting stock to be issued in connection with the transaction; and the fees to be paid to Morgan Stanley by us and Grifols in connection with the proposed transaction. The Delaware complaint also alleges that our stockholders are entitled to appraisal rights in connection with the transaction pursuant to Section 262 of the Delaware General Corporation Law, and that the transaction violates the Delaware General Corporation Law by failing to provide such rights. The Delaware action seeks equitable and injunctive relief, including a determination that the stockholders have appraisal rights in connection with the merger, and damages. Plaintiffs have filed a motion for a preliminary injunction, which has been scheduled to be heard on November 8, 2010.

We believe that these lawsuits are without merit and intend to defend them vigorously.

National Genetics Institute/Baxter Healthcare Corporation Litigation

In May 2008, Baxter Healthcare Corporation (Baxter) and National Genetics Institute (NGI), a wholly-owned subsidiary of Laboratory Corporation of America, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging that we infringed U.S. Patent Nos. 5,780,222, 6,063,563, and 6,566,052. The patents deal primarily with a method of screening large numbers of biological samples utilizing various pooling and matrix array strategies, and the complaint alleges that the patents are owned by Baxter and exclusively licensed to NGI. In November 2008, we filed our answer to their complaint, asserting anti-trust and other counterclaims, and filed a request for re-examination of the patents with the Patent and Trademark Office (PTO), which was subsequently granted. We filed a motion to stay litigation pending the PTO proceedings. This case was settled effective October 1, 2010, with us receiving a paid-up license to the technology subject to the disputed patents and the parties dismissing their claims and counterclaims.

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

In August 2008, we notified PCA that they were in breach of the Amended and Restated Plasma Sale/Purchase Agreement.  We terminated the agreement in September 2008. In November 2008, TPR filed suit in federal court in Raleigh, North Carolina against the G&M Crandall Limited Family Partnership and its individual partners as guarantors of obligations of PCA. We were served in

January 2009 in a parallel state action by PCA, alleging breach of contract by TPR. Motions to summary judgment by both parties have been denied. The two cases are proceeding in parallel, with trial in the state set for November 2010.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2009 Form 10-K, except as noted below.

Risks Related to Proposed Merger

Our proposed merger with Grifols may adversely affect our operations and financial performance.

The announcement of our proposed merger with Grifols may result in the loss of key employees, suppliers, and customers.  The demand on management’s time and our resources relating to regulatory approvals and integration planning may interfere with management’s day—to-day oversight of operations.  As a result, our operations and financial performance could be adversely affected while we prepare for the merger or in future periods should the merger not occur.

Lawsuits have been filed against us and certain of our officers and directors challenging the merger, and any adverse judgment for monetary damages could have a material adverse effect on the combined company’s operations after the transaction.

Four purported class action lawsuits have been filed by our stockholders challenging the proposed Grifols transaction. Two of the lawsuits were filed in the Court of Chancery of the State of Delaware and have been consolidated under the caption In re Talecris Biotherapeutics Holdings Shareholder Litigation, Consol. C.A. No. 5614-VCL. The other two lawsuits were filed in the Superior Court of the State of North Carolina and are captioned Rubin v. Charpie, et al., No. 10 CV 004507 (North Carolina Superior Court, Durham County), and Kovary v. Talecris Biotherapeutics Holdings Corp., et al., No. 10 CV 011638 (North Carolina Superior Court, Wake County). The lawsuits name as defendants Talecris, the members of our board of directors, Grifols, S.A. and its subsidiary, Grifols, Inc., and, in the Delaware consolidated action, Talecris Holdings LLC and Stream Merger Sub, Inc, a wholly owned subsidiary of Talecris. The two North Carolina actions have been stayed.

All of the lawsuits allege that the individual defendants (and, in the consolidated Delaware action, Talecris Holdings LLC) breached their fiduciary duties to our stockholders in connection with the proposed transaction with Grifols, and that Grifols (and, in one of the North Carolina cases, Talecris, and in the Delaware action, Grifols, Inc.) aided and abetted those breaches. The Delaware complaint alleges, among other things, that the consideration offered to our stockholders pursuant to the proposed transaction is inadequate; that our board of directors failed to take steps to maximize stockholder value; that our IPO and debt refinancing in 2009 were intended to facilitate a sale of Talecris; that Cerberus and Talecris Holdings LLC arranged the proposed merger for the benefit of affiliates of Cerberus Associates, LLC, without regard to the interests of other stockholders; that the voting agreements impermissibly lock up the transaction; that the merger agreement contains terms, including a termination fee, that favor Grifols and deter alternative bids; and that the preliminary Form F-4 filed on August 10, 2010 contains material misstatements and/or omissions, including with respect to the availability of appraisal rights in the merger; the purpose and effects of the Virginia reincorporation merger; the antitrust risks of the proposed transaction; the financial advisors’ analyses regarding the Grifols’ non-voting stock to be issued in connection with the transaction; and the fees to be paid to Morgan Stanley by us and Grifols in connection with the proposed transaction. The Delaware complaint also alleges that our stockholders are entitled to appraisal rights in connection with the transaction pursuant to Section 262 of the Delaware General Corporation Law, and that the transaction violates the Delaware General Corporation Law by failing to provide such rights. The Delaware action seeks equitable and injunctive relief, including a determination that the stockholders have appraisal rights in connection with the merger, and damages. Plaintiffs have filed a motion for a preliminary injunction, which has been scheduled to be heard on November 8, 2010.

One of the conditions to the completion of the transaction is that no temporary restraining order, or preliminary or permanent injunction, or other judgment or order issued by a court or other governmental entity that prohibits or prevents the completion of the Talecris-Grifols merger shall be in effect. A preliminary injunction could delay or jeopardize the completion of the transaction, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the transaction. An adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company after the transaction.

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

We have experienced and expect to continue to experience pricing pressures on our current products and pipeline products from initiatives aimed at reducing healthcare costs by governmental and private third-party payors, the increasing influence of managed care organizations, and regulatory proposals, both in the United States and in foreign markets. Recently enacted healthcare reform in the United States is likely to increase the pressure. This pressure may include the effect of such healthcare reform changes as the introduction of a biosimilar pathway (which will permit companies to obtain FDA approval of generic versions of existing biologics based upon lesser showings of safety and efficacy than is required for the pioneer biologic), the redefinition of the term “single source” product, which plays a key role in determining reimbursements under the Medicare Part B program, and changes to the 340B Public Health Service (PHS) drug pricing program imposing a “must sell” obligation on manufacturers so that they must offer for sale their products to eligible entities at legally-mandated discount prices. Additional legislative changes to current pricing rules are possible. We cannot predict which additional changes, if any, will eventually be adopted, or their impact on us. Certain changes could have a materially adverse impact on our financial performance.

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

Health care reform established and provided significant funding for the federal government to coordinate and fund Comparative Effectiveness Research (CER). While the stated intent of CER is to develop information to guide providers to the most efficacious therapies, outcomes of CER could influence the reimbursement or coverage for therapies that are determined to be less cost-effective than others. Should any of our products be determined to be less cost-effective than alternative therapies, the levels of reimbursement for these products, or the willingness to reimburse at all, could be impacted, which could materially impact our financial results.

For many payors, including private health insurers and self-insured health plans, as well as Medicare Part D plans and some state Medicaid programs, outpatient pharmaceuticals are often reimbursed based upon a discount calculated off of a pricing benchmark called “Average Wholesale Price,” which is referred to as AWP. AWP is a list price calculated and published by private third-party publishers (such as First DataBank, Thomson Reuters (Red Book) and Wolters Kluwer (Medi-Span)). AWP does not reflect actual transactions in the distribution chain (e.g., the publishers do not base the figure on actual transaction prices, including any prompt pay or other discounts, rebates or price reductions). Often, publishers calculate AWP based upon a standard markup of, for example, 20% over another list price which is reported by drug manufacturers to the publishers. This list price is called “Wholesale Acquisition Cost,” which is referred to as WAC. WAC is generally understood in the industry to be the list price drug manufacturers have for their drug wholesaler customers and, like AWP, is not calculated based on actual transaction prices, including any prompt pay or other discounts, rebates or price reductions. We do not publish an AWP for any of our products, reporting WAC for our products instead. We may be at a competitive disadvantage where providers are reimbursed on an AWP basis and competitors’ products are reimbursed based on a higher AWP than the corresponding AWP for our product.

The use of AWP and WAC as pricing benchmarks has been subject to legal challenge by both government officials and private citizens, often based on claims that the benchmarks were used in a misleading manner, thus defrauding consumers and third-party payors. It is possible that we, as a reporter of WAC, could be challenged on this basis. Additionally, the settlement of class action litigation against First DataBank and others has resulted in the downward revision of certain reported AWP listings (to a level of 20% over WAC). Issues regarding AWP have contributed to suggestions to eliminate its use as a drug pricing benchmark.

Talecris could be adversely affected by other provisions of recently passed United States healthcare reform legislation.

In the United States, Talecris’ products are reimbursed or purchased under several government programs, including, Medicaid, Medicare Parts B and D, the 340B/PHS program, and pursuant to contracts with the Department of Veterans Affairs. In order for a drug manufacturer’s products to be reimbursed by federal funding under Medicaid, the manufacturer must enter into a Medicaid drug rebate agreement with the Secretary of the United States Department of Health and Human Services, and pay certain rebates to the states based on utilization data provided by each state to the manufacturer and to the Centers for Medicare & Medicaid Services, which is referred to as CMS, and pricing data provided by the manufacturer to the federal government. The states have been required to share this savings with the federal government. The rebate amount for most branded drugs was previously equal to a minimum of 15.1% of the Average Manufacturer Price, which is referred to as AMP, or AMP less Best Price, which is referred to as AMP less BP, whichever is greater. The recently enacted healthcare reform legislation generally increases the size of the Medicaid rebates paid by drug manufacturers for single source and innovator multiple source (brand name) drugs from a minimum of 15.1% to 23.1% of the AMP, subject to certain exceptions, for example, for certain clotting factors the increase is limited to a minimum of

17.1% of the AMP. For non-innovator multiple source (generic) drugs, the rebate percentage is increased from a minimum of 11% of AMP to 13% of AMP. The legislation also extends the rebate obligation to prescription drugs covered by Medicaid managed care organizations. The increase in required rebates, which became effective January 1, 2010, may adversely affect financial performance.

Medicare Part D is a partial, voluntary prescription drug benefit created by the United States federal government primarily for persons 65 years old and over. The Part D drug program is administered through private insurers that contract with CMS. To obtain payments under this program, each of Talecris is required to negotiate prices with private insurers operating pursuant to federal program guidance. These prices may be lower than might otherwise be obtained. In addition, beginning in 2011, the recently enacted healthcare reform legislation generally requires drug manufacturers to provide 50% savings for brand name drugs and biologics provided to Medicare Part D beneficiaries who are in the “donut hole” (or a gap in Medicare Part D coverage for beneficiaries who have expended certain amounts for drugs). The rebate requirement could adversely affect financial performance, particularly if contracts with Part D plans cannot be favorably renegotiated.

The availability of federal funds to pay for Talecris’ products under the United States Medicaid and Medicare Part B programs requires that Talecris extend discounts under the 340B/PHS program. The 340B/PHS program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of certain low income individuals. The PHS price (or “ceiling price”) cannot exceed the AMP (as reported to CMS under the Medicaid drug rebate program) less the Medicaid unit rebate amount. Talecris has entered into a Pharmaceutical Pricing Agreement with the government in which the companies have agreed to participate in the 340B/PHS program by charging eligible entities no more than the PHS ceiling price for drugs intended for outpatient use. Recently enacted healthcare reform legislation imposes a “must sell” obligation on manufacturers so that they must offer for sale their products to eligible entities at legally-mandated discount prices, and expands the number of qualified 340B entities eligible to purchase products for outpatient use. Additional legislation or regulation could require Talecris to allocate even more of their respective products for sale under the 340B/PHS program in order to maintain the availability of federal funds to pay for their respective products under Medicaid and Medicare Part B coverage, which could have a material negative impact on Talecris’ sales and margin given the significant price discount for 340B/PHS products as compared to their commercial prices.

The recently enacted United States healthcare reform legislation imposes a fee on manufacturers of branded drugs and biologics based on their sales to United States government health programs. The fee will first be imposed for 2011 sales. The aggregate fee imposed on all covered entities is $2.5 billion for 2011, $2.8 billion for 2012, $2.8 billion for 2013, $3 billion for 2014, $3 billion for 2015, $3 billion for 2016, $4 billion for 2017, $4.1 billion for 2018 and $2.8 billion for 2019 and following years. The aggregate fee will be allocated among applicable manufacturers and importers based on their relative sales to government health programs, with the caveat that entities with lower sales will have their sales counted at less than 100% in allocating responsibility for the fee. This new fee will increase costs for Talecris. It is not clear that Talecris will be able to pass this increased cost on to its customers.

Risks Related to Our Business

Our ability to export products to Iran requires annual export licenses and the use of intermediate or advisory banks.

In 2009, we had sales of $22.2 million, or approximately 1.4% of our net revenue, to customers located in Iran pursuant to an export license which must be renewed annually.  Although the Office of Foreign Asset Control (OFAC) renewed our license to supply humanitarian products, tensions with Iran continue to impede our ability to conduct business in Iran.  Our revenues related to our business in Iran have declined in 2010 compared to 2009 and are likely to continue to decline in the future.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as may be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Research Triangle Park, State of North Carolina, on October 28, 2010.

Talecris Biotherapeutics Holdings Corp.

By:	/S/ Lawrence D. Stern

Lawrence D. Stern
Chairman and Chief Executive Officer

By:	/S/ John M. Hanson

John M. Hanson
Executive Vice President and Chief Financial Officer