Form 10-Q
period 2011-03-31
Talecris Biotherapeutics Holdings Corp.
filed 2011-04-27
CIK 1405197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 125,985,791 shares of Common Stock, $0.01 par value, as of April 22, 2011

Talecris Biotherapeutics Holdings Corp.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Talecris Biotherapeutics Holdings Corp.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$185,338	$197,876
Accounts receivable, net of allowances of $3,504 and $3,253, respectively	151,291	134,842
Inventories	703,048	694,499
Deferred income taxes	96,958	96,593
Prepaid expenses and other	18,153	29,662
Total current assets	1,154,788	1,153,472

Property, plant, and equipment, net	426,098	382,793
Investment in affiliate	3,077	2,926
Intangible assets	10,880	10,880
Goodwill	172,860	172,860
Other	14,576	15,522
Total assets	$1,782,279	$1,738,453

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$48,432	$59,975
Accrued expenses and other liabilities	242,734	251,726
Current portion of capital lease obligations	887	860
Total current liabilities	292,053	312,561

Long-term debt and capital lease obligations	605,213	605,301
Deferred income taxes	19,382	14,432
Other	13,308	11,795
Total liabilities	929,956	944,089

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 125,745,799 and 125,577,877 shares issued and outstanding, respectively	1,257	1,253
Additional paid-in capital	815,911	813,783
Retained earnings (accumulated deficit)	35,079	(20,378)
Accumulated other comprehensive income (loss), net of tax	76	(294)
Total stockholders’ equity	852,323	794,364
Total liabilities and stockholders’ equity	$1,782,279	$1,738,453

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Consolidated Income Statements

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net revenue:
Product	$398,980	$374,615
Other	7,683	6,346
Total	406,663	380,961
Cost of goods sold	233,619	217,351

Gross profit	173,044	163,610
Operating expenses:
Selling, general, and administrative	62,717	67,620
Research and development	16,532	16,271
Total	79,249	83,891

Income from operations	93,795	79,719
Other non-operating (expense) income:
Interest expense, net	(10,750)	(11,263)
Equity in earnings of affiliate	151	147
Total	(10,599)	(11,116)
Income before income taxes	83,196	68,603
Provision for income taxes	(27,739)	(23,264)
Net income	$55,457	$45,339

Net income per common share:

Basic	$0.44	$0.37

Diluted	$0.43	$0.35

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$55,457	$45,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,017	8,051
Amortization of deferred loan fees and debt discount	1,069	1,055
Share-based compensation expense	2,212	7,227
Provision for doubtful receivables	570	416
Amortization of deferred compensation	—	1,506
Equity in earnings of affiliate	(151)	(147)
Loss related to foreign currency hedges	2,621	—
Decrease in deferred tax assets	4,950	2,884
Excess tax benefits from share-based payment arrangements	(1,077)	(4,590)
Other	(60)	(2)
Changes in assets and liabilities:
Accounts receivable	(17,022)	(31,252)
Inventories	(8,821)	(3,136)
Prepaid expenses and other assets	11,340	7,814
Accounts payable	(11,543)	(12,386)
Accrued expenses and other liabilities	(21,552)	(3,734)
Interest payable	11,624	11,625
Net cash provided by operating activities	39,634	30,670

Cash flows from investing activities:
Purchase of property, plant, and equipment	(53,266)	(17,690)
Other	190	174
Net cash used in investing activities	(53,076)	(17,516)

Cash flows from financing activities:
Borrowings under revolving credit facility	302	212
Repayments of borrowings under revolving credit facility	(302)	(212)
Financing transaction costs	—	(78)
Repayments of capital lease obligations	(205)	(176)
Proceeds from exercises of stock options	1,314	2,937
Repurchases of common stock	(2,199)	(4,917)
Excess tax benefits from share-based payment arrangements	1,077	4,590
Net cash (used in) provided by financing activities	(13)	2,356
Effect of exchange rate changes on cash and cash equivalents	917	(484)
Net (decrease) increase in cash and cash equivalents	(12,538)	15,026
Cash and cash equivalents at beginning of period	197,876	65,239
Cash and cash equivalents at end of period	$185,338	$80,265

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Talecris Biotherapeutics Holdings Corp.

Notes to Unaudited Interim Consolidated Financial Statements

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

The majority of our sales are concentrated in two key therapeutic areas of the plasma business: Immunology/Neurology, through our intravenous immune globulin (IGIV) product for the treatment of primary immune deficiency and autoimmune diseases, such as CIDP, and Pulmonology, through our alpha-1 proteinase inhibitor (A1PI) product for the treatment of alpha-1 antitrypsin deficiency-related emphysema. These therapeutic areas are served by our products: Gamunex, Immune Globulin Intravenous (Human), 10% Caprylate/Chromatography Purified (Gamunex, Gamunex IGIV, Gamunex-C IGIV) and Prolastin Alpha-1 Proteinase Inhibitor (Human) (Prolastin, Prolastin A1PI, Prolastin-C A1PI).  Sales of Gamunex-C/Gamunex IGIV and Prolastin/Prolastin-C A1PI together comprised 78.2% and 76.9% of our net revenue for the three months ended March 31, 2011 and 2010, respectively.  We also have a line of hyperimmune therapies that provides treatment for tetanus, rabies, hepatitis A, hepatitis B, and Rh factor control during pregnancy and at birth. In addition, we provide plasma-derived therapies for critical care/hemostasis, including the treatment of hemophilia, an anti-coagulation factor (Thrombate III), as well as albumin to expand blood volume. We sell our products worldwide, but 82.0% of our sales were in the United States and Canada for the first quarter of 2011.

We are headquartered in Research Triangle Park, North Carolina and our primary manufacturing facilities are a short distance away in Clayton, North Carolina.  Our Clayton site is one of the world’s largest plasma protein processing facilities whose operations include fractionation, purification, filling, and finishing.  We have an integrated plasma collection center platform, which as of March 31, 2011, consisted of 69 operating centers, of which 67 were FDA licensed and two were unlicensed.  In addition to the United States, we have operations in Germany and Canada to support our international sales and marketing activities.

As of March 31, 2011, Talecris Holdings, LLC owned approximately 48.6% of our common stock.  Talecris Holdings, LLC is owned by (i) Cerberus-Plasma Holdings LLC, the managing member of which is Cerberus Partners, L.P., and (ii) limited partnerships affiliated with Ampersand Ventures.  Substantially all rights of management and control of Talecris Holdings, LLC are held by Cerberus-Plasma Holdings LLC.

As discussed in Note 3, we entered into a definitive merger agreement with Grifols S.A and Grifols, Inc. (Grifols) on June 6, 2010.

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

Interim Financial Statements

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (SEC).  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 23, 2011 (2010 Form 10-K).

In our opinion, the accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and contain all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly our financial condition, results of operations, and cash flows for the periods presented. The consolidated balance sheet that we have presented as of December 31, 2010 has been derived from the audited consolidated financial statements on that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Significant Accounting Policies

A detailed description of our significant accounting policies is presented in the footnotes to our annual audited consolidated financial statements included in our 2010 Form 10-K. Our significant accounting policies, estimates, and assumptions have not changed materially since December 31, 2010.

Recent Accounting Pronouncements

There were no new accounting pronouncements during the three months ended March 31, 2011 that are expected to have a material impact on our consolidated financial statements or related disclosures.

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

On February 14, 2011, we held a special meeting at which holders of a majority of our outstanding common stock approved the adoption of the Agreement and Plan of Merger, dated as of June 6, 2010, among Grifols and Talecris Biotherapeutics, Inc.  On March 4, 2011, the “outside date” under the definitive merger agreement for closing the pending transaction was extended to June 30, 2011 (from March 6, 2011).  Grifols has extended the financing and financing commitments from its lenders to June 30, 2011 as well.  The completion of the transaction is subject to obtaining certain regulatory approvals and other customary conditions.

Under the terms of the definitive merger agreement with Grifols, we are permitted to offer retention amounts up to a total of $15.0 million to employees.  As of March 31, 2011, we have offered retention amounts totaling approximately $9.8 million to employees, of which $2.9 million was paid during 2010 and $3.5 million was paid during the first quarter of 2011.  The remaining amount of approximately $3.4 million will be paid two months after the Closing Date, or in the event of termination of the definitive merger agreement, the earlier of four months after the termination of the definitive merger agreement or June 3, 2011.  We incurred retention expenses, including fringe benefits, of $2.7 million during the three months ended March 31, 2011.  The remaining retention amounts of approximately $1.8 million, including fringe benefits, will be recognized during the second quarter of 2011.

We incurred fees of approximately $1.1 million during the first quarter of 2011 related to our definitive merger agreement with Grifols.  These fees were primarily related to legal activities.  We are obligated to pay additional fees totaling $21.3 million to investment bankers upon successful closing of the merger transaction.

4.                   Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
Raw material	$198,933	$184,664
Work-in-process	346,988	346,086
Finished goods	157,127	163,749
Total inventories	$703,048	$694,499

Our raw material inventories include unlicensed plasma and related testing costs of $3.6 million and $2.6 million at March 31, 2011 and December 31, 2010, respectively, which we believe are realizable.

5.                   Comprehensive Income

The following table includes the components of our comprehensive income:

	Three Months Ended
	March 31,
	2011	2010
Net income	$55,457	$45,339
Other comprehensive income (loss):
Foreign currency translation adjustments	974	(550)
Net unrealized loss on cash flow hedges, net of tax	(604)	—
Total other comprehensive income (loss)	370	(550)
Total comprehensive income	$55,827	$44,789

6.                   Income Taxes

Our income tax provision was $27.7 million and $23.3 million for the three months ended March 31, 2011 and 2010, respectively, resulting in effective income tax rates of 33.3% and 33.9%, respectively.

For the three months ended March 31, 2011, our effective income tax rate was lower than the U.S. statutory Federal income tax rate, primarily due to a domestic production deduction and Federal research and experimentation and orphan drug clinical testing tax credits for qualifying expenditures.  For the three months ended March 31, 2010, our effective income tax rate was lower than the U.S. statutory Federal income tax rate, primarily due to a domestic production deduction, which was statutorily increased to 9% for 2010 and future years and orphan drug clinical testing tax credits for qualifying expenditures, partially offset by state tax expense.

7.                   Derivative Financial Instruments

We initiated a foreign currency hedging program in the first quarter of 2011 for the purpose of managing the economic effects of the volatility associated with fluctuations in euro/U.S. dollar exchange rates on our earnings and cash flows.  We entered into forward foreign currency exchange contracts designed to hedge both known and forecasted intercompany foreign currency transactions of approximately one year in duration or less.  We use derivative financial instruments for risk management purposes and do not enter into derivative financial instruments for speculative purposes.  The terms of our forward foreign currency exchange contracts used for hedging purposes are generally consistent with the timing of the transactions being hedged.

All derivative financial instruments are recorded on our consolidated balance sheets as current assets or liabilities due to their short duration, and are measured at fair value.  Hedges are designated and documented at the inception of the hedge as either a cash flow hedge or a fair value hedge.  Changes in the fair value of derivatives that do not qualify for hedge accounting and the ineffective portion of cash flow hedges are recorded in current earnings.  The effective portion of cash flow hedges that qualify for hedge accounting is recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods in which the hedged transactions affect earnings.   Hedge effectiveness is assessed quarterly.

Additional information with respect to the fair value of derivative instruments is included in Note 8, “Fair Value Measurement.”

Fair Value Hedges

During the first quarter of 2011, we entered into forward foreign currency exchange contracts to hedge the majority of our open intercompany accounts receivable due from Talecris, GmbH, our German subsidiary. Each month during our hedging program, we anticipate entering into a forward foreign currency exchange contract to hedge the majority of the intercompany accounts receivable related to that month’s intercompany shipments to Talecris, GmbH. These forward contracts are designated as hedges of the fair value of assets at contract inception, and the changes in fair value of the hedges are recognized in SG&A consistent with the underlying foreign currency transaction gains or losses associated with the intercompany accounts receivable being hedged. The non-cash earnings impact from the remeasurement of these fair value hedges is included in cash flows from operating activities in our consolidated statements of cash flows. The gross notional amount of our fair value hedges outstanding at March 31, 2011 was $62.9 (€46.4) million.

The following table summarizes gains and losses, net, on our derivative financial instruments designated as fair value hedges and the related hedged items for the three months ended March 31, 2011:

	(Loss), net, on Derivatives Recognized in Income		Gain, net, on Hedged Items Recognized in Income
	Location	Amount	Location	Amount

Fair value hedges
Foreign exchange contracts	Selling, general, and administrative	$(2,621)	Selling, general, and administrative	$3,072

Cash Flow Hedges

During the first quarter of 2011, we entered into forward foreign currency exchange contracts to hedge approximately 50% of forecasted sales to Talecris, GmbH, between February 1, 2011 and June 30, 2011. These forward contracts are designated as cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of these instruments is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods in which the hedged transactions affect earnings.  The changes in the fair value of the hedges against anticipated intercompany sales will be recognized as an adjustment to revenues when the hedged inventory sells through to third parties, which is estimated to be approximately five months after shipment to Talecris, GmbH. The gross notional amount of these contracts outstanding at March 31, 2011 was $19.9 (€14.6) million

The following table summarizes the unrealized losses, net, recognized in other comprehensive income, on our derivative instruments designated as cash flow hedges for the three months ended March 31, 2011:

Losses on foreign exchange contracts	$968
Tax effect	(364)
Net unrealized losses on foreign exchange contracts	$604

Hedge ineffectiveness for derivative instruments designated as cash flow hedges is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates.   Given the short-term duration of our cash flow hedges, we anticipate that all of the net unrealized losses included in accumulated other comprehensive income at March 31, 2011 will be reclassified into earnings by December 31, 2011. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

Counterparty Risk

Our derivative financial instruments present certain market and counterparty risks. We seek to manage the counterparty risks associated with these contracts by limiting transactions to counterparties with which we have established banking relationships and limit the duration of the contracts to less than one year. We are exposed to potential losses if a counterparty fails to perform according to the terms of the agreement. We do not require collateral or other security to be furnished by counterparties to our derivative financial instruments. There can be no assurance, however, that our practice effectively mitigates counterparty risk. A number of financial institutions similar to those that serve or may serve as counterparties to our hedging arrangements were adversely affected by the global credit crisis. The failure of any of the counterparties to our hedging arrangements to fulfill their obligations to us could adversely affect our results of operations and cash flows.

8.                   Fair Value Measurement

We follow the authoritative guidance on fair value measurements and disclosures, with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Under the authoritative guidance for fair value measurements, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent to us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. These two types of inputs create the following fair value hierarchy:

•                  Level 1: Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2: Observable market-based inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-driven valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The following table summarizes the fair value of our foreign currency hedges at March 31, 2011:

	Balance Sheet
	Location	Level 1	Level 2	Level 3	Total

Liabilities:
Cash flow hedges	Accrued expenses and other liabilities	$—	$968	$—	$968

Fair value hedges	Accrued expenses and other liabilities	—	2,621	—	2,621
Total		$—	$3,589	$—	$3,589

We determined the fair value of our foreign exchange contracts by considering the estimated amount that we would receive or pay to terminate these agreements at the reporting date and by taking into account observable current and forward spot rates.  We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative financial instruments.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

We may also be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of possible impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of intangible assets and property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. No significant impairments of long-lived assets were recorded during the three months ended March 31, 2011 and 2010.

Fair Value of Other Financial Instruments

At March 31, 2011 and December 31, 2010, the estimated fair value of our 7.75% Notes was $659.3 million and $648.8 million, which was calculated by reference to open bid/ask quotations of our 7.75% Notes. We had no amounts outstanding under our variable rate revolving credit facility at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, we have notes receivable outstanding, which bear interest at market rates, and consequently, the recorded amounts approximate fair value. The recorded amounts of all other financial instruments, which consist of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, approximate fair value due to the short duration of the instruments.

9.                   Related Party Transactions

Until January 21, 2010, a majority of our outstanding common stock was owned by Talecris Holdings, LLC.  Talecris Holdings, LLC is owned by (i) Cerberus-Plasma Holdings, LLC, the managing member of which is Cerberus Partners, L.P., and (ii) limited partnerships affiliated with Ampersand Ventures. Substantially all rights of management and control of Talecris Holdings, LLC are held by Cerberus-Plasma Holdings LLC. As of March 31, 2011, Talecris Holdings, LLC owned approximately 48.6% of our outstanding common stock.

We have an equity investment in Centric Health Resources, Inc. (Centric); therefore, we consider Centric to be a related party during the periods presented.  Centric provides services in the management of our Prolastin and Gamunex Direct programs.  In this capacity, Centric provides warehousing, order fulfillment, distribution, home infusion, and customer relationship services for us primarily related to our U.S. sales of Prolastin.  Centric maintains inventory on our behalf which it utilizes to fill customer orders.  Centric also provides services to us in collecting accounts receivable for sales made under the Prolastin and Gamunex Direct programs. We provide Centric with a fee for each unit of product provided to patients which escalates with volume.  The total fees for such services for the three months ended March 31, 2011 and March 31, 2010 were $6.2 million and $5.3 million, respectively, and have been recorded primarily within cost of goods sold in our unaudited interim consolidated income statements.  At March 31, 2011 and December 31, 2010, we had $6.7 million and $6.4 million payable to Centric.

10.            Commitments and Contingencies

There have been no significant changes to our commercial commitments during the first quarter of 2011.  We have included information regarding our significant commercial commitments in our 2010 Form 10-K.  We have included information regarding our significant litigation matters and other contingencies below.

Capital Commitments

As discussed in our 2010 Form 10-K, we have embarked on a substantial capital plan.  At March 31, 2011, we have commitments and open purchase orders for capital spending of approximately $156.3 million.

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

Plasma Centers of America, LLC and G&M Crandall Limited Family Partnership

On December 13, 2010, a jury in the state court case rendered a verdict in the amount of $37.0 million in favor of Plasma Centers of America, LLC (PCA) against TPR in a breach of contract claim, which was confirmed by the court in post trial motions. We filed an appeal to the North Carolina Court of Appeals to review the judgment entered in this case.  The jury verdict, if sustained, will bear simple interest at 8% per statute from the date of breach, which totals approximately $7.4 million at March 31, 2011, of which $0.7 million was accrued during the three months ended March 31, 2011 and $6.7 million was accrued during the year ended December 31, 2010.  We have recorded $44.4 million and $43.7 million within accrued expenses and other liabilities on our consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively, related to the PCA judgment.

During the first quarter of 2011, we secured an appeal bond from a surety company in the amount of $25.0 million in regard to this litigation.   In connection with the issuance of this bond, we issued a $6.3 million letter of credit to our surety as partial collateral for our obligation to reimburse the surety for any payments made in connection with this litigation.  The letter of credit reduces the available borrowings under our revolving credit facility.

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

In July 2009, we voluntarily contacted the U.S. Department of Justice (DOJ) to advise them of the investigation and to offer our cooperation in any investigation that they want to conduct or they want us to conduct. The DOJ has not indicated what action it may take, if any, against us or any individual, or the extent to which it may conduct its own investigation. Even though we self-disclosed this matter to the DOJ, it or other federal agencies may seek to impose sanctions on us that may include, among other things, debarment, injunctive relief, disgorgement, fines, penalties, appointment of a monitor, appointment of new control staff, or enhancement of existing compliance and training programs. Other countries in which we do business may initiate their own investigations and impose similar penalties. As a result of this investigation, we suspended shipments to some of these countries while we put additional safeguards in place. In some cases, safeguards involved terminating consultants and suspending relations with or terminating distributors in countries under investigation as circumstances warranted. These actions unfavorably affected revenue from these countries during the three months ended March 31, 2011 and 2010. We have resumed sales in countries where we believe we have appropriate safeguards in place and are reallocating product to other countries as necessary.  To the extent that we conclude, or the DOJ concludes, that we cannot implement adequate safeguards or otherwise need to change our business practices, distributors, or consultants in affected countries or other countries, this may result in a permanent loss of business from those countries. We expect to complete our internal FCPA investigation and present our findings to the DOJ in 2011.  The preliminary findings of our investigation indicate that it is probable that there were FCPA violations by persons associated with us that the DOJ or other regulators may assert are attributable to us.

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

Compliance with Pharmaceutical Pricing Agreement

In November 2009, we received a letter from the United States Attorney’s Office for the Eastern District of Pennsylvania (USAO). The USAO requested a meeting to review our compliance with the terms of the Pharmaceutical Pricing Agreement (PPA) under the Public Health Service program. Specifically, the USAO asked for information related to the sale of our IGIV product, Gamunex, under that program.  In order to have federal financial participation apply to their products under the Medicaid program and to obtain Medicare Part B coverage, manufacturers are required to enter into a PPA. The PPA obligates manufacturers to charge covered entities the Public Health Service price for drugs intended for outpatient use. The Public Health Service price is based on the Medicaid rebate amount. We believe that we have complied with the terms of the PPA and federal law.  If the USAO determines that our practices are inconsistent with the terms of the PPA, the USAO has stated that it may file a civil action against us under the Anti-fraud Injunction Act and seek a court order directing the company to comply with the PPA or, potentially, proceed under some other legal theory.   We could also be subject to fines, damages, penalties, appointment of a monitor, or enhancement of existing compliance and training programs as a result of government action. We are cooperating with the investigation and intend to respond to information requests from the USAO.  Based on the information obtained to date, we have not determined that any potential liability that may result is probable or can be reasonably estimated.  Therefore, we have not made any accrual in our unaudited interim consolidated financial statements at March 31, 2011.

11.            Share-Based Compensation

We have long-term incentive plans, which provide for the grant of awards in the form of incentive stock options, nonqualified stock options, share appreciation rights, restricted stock, restricted stock units (RSUs), unrestricted shares of common stock, deferred share units, and performance share units (PSUs), to eligible employees, directors, and consultants.

Share-based compensation expense for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
SG&A	$1,570	$5,680
R&D	112	538
Cost of goods sold	530	1,009
Total expense	$2,212	$7,227

Capitalized in inventory	$1,054	$2,633

Amounts capitalized in inventory are ultimately recognized in cost of goods sold in our consolidated income statement primarily within twelve months.

The following table summarizes the estimated remaining unrecognized compensation cost related to our share-based compensation program as of March 31, 2011 and the weighted average period over which the non-cash compensation cost is expected to be recognized:

		Weighted-
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$3,447	1.85
RSUs	5,957	1.90
PSUs	3,716	2.00
Total	$13,120

In addition to the unrecognized compensation cost included in the table above, at March 31, 2011, $1.1 million of compensation cost was included in inventory on our unaudited interim consolidated balance sheet, which we expect to be recognized as non-cash compensation expense in our consolidated income statement primarily within the next twelve months.  The amount of share-based compensation expense that we will ultimately be required to record could change in the future as a result of additional grants, changes in the fair value of shares for performance-based awards, differences between our anticipated forfeiture rate and the actual forfeiture rate, the probability of achieving targets established for performance award vesting, and other actions by our board of directors or its compensation committee.  Future compensation expense with respect to currently outstanding PSUs is based upon an analysis of the probability of achieving the underlying performance conditions.  We believe that it is unlikely we will achieve the PSU performance goals for 2011 and 2012. Consequently, we have not recognized share-based compensation expense related to those tranches during the three months ended March 31, 2011.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2010	8,527,502	$9.45
Forfeited	(25,578)	$12.31
Exercised	(249,989)	$5.26
Outstanding at March 31, 2011	8,251,935	$9.57	5.4	$142,180

Exercisable at March 31, 2011	7,611,063	$8.76	4.6	$137,283

Vested and expected to vest at March 31, 2011	8,217,017	$9.49	5.4	$142,245

The aggregate intrinsic value in the table above represents the difference between the $26.80 closing price of our common stock as reported by The NASDAQ Global Select Market on March 31, 2011 and the weighted average exercise price, multiplied by the number of options outstanding or exercisable.  The total cash proceeds to us from stock option exercises during the three months ended March 31, 2011 were $1.3 million for shares with an estimated intrinsic value of $5.4 million.  We do not record the aggregate intrinsic value for financial accounting purposes and the value changes based upon changes in the fair value of our common stock.

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2010:

Risk-free interest rate	2.75%
Expected term	6.0
Expected volatility	50%
Expected dividend yield	0%

No stock options were granted during the three months ended March 31, 2011.  We generally apply a 3% forfeiture rate to the options granted over the term of the award, representing our estimate of those awards not expected to vest.

Restricted Stock

The following is a summary of restricted stock activity for the three months ended March 31, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested shares outstanding at December 31, 2010	186,600	$21.25
Vested	(186,600)	$21.25
Unvested shares outstanding at March 31, 2011	—

During the three months ended March 31, 2011, we repurchased 82,067 shares of our common stock from employees for $2.2 million to settle their withholding tax obligations upon vesting of restricted stock.  During the three months ended March 31, 2010, we repurchased 246,823 shares of our common stock from employees for $4.9 million to settle their withholding tax obligations upon vesting of restricted stock.  The total fair value of the restricted stock that vested during the three months ended March 31, 2011 and 2010 was $5.0 million and $14.2 million, respectively.

Restricted Stock Units (RSUs)

The following is a summary of RSU activity for the three months ended March 31, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Grant Date	Term	Intrinsic
	Shares	Fair Value	(Years)	value
Outstanding at December 31, 2010	484,558	$19.10
Canceled or forefeited	(4,154)	$19.00
Outstanding at March 31, 2011	480,404	$19.10	1.9	$12,875

RSUs are converted into shares of our common stock upon vesting.  Employees are given an option to net settle their tax withholding obligation upon vesting of RSUs.  Under the net settlement approach, we withhold a portion of common shares to cover the applicable employee withholding taxes and decrease the shares issued to the employee by a corresponding value.  On April 1, 2011, 174,911 RSUs vested.  We issued 124,762 shares of common stock to employees and withheld 50,149 shares of common stock to cover the applicable employee withholding taxes.

Performance Share Units (PSUs)

The following is a summary of performance share unit activity for the three months ended March 31, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested PSUs outstanding at December 31, 2010	259,700	$21.51
Forfeited	(1,162)	$21.51
Unvested PSUs outstanding at March 31, 2011	258,538	$21.51

PSUs are awards that vest based on the achievement of pre-established objective performance goals, which are generally financial in nature.  For performance awards, the compensation committee established a performance period and the performance targets for each performance measure that must be achieved at the end of the performance period for awards to vest.  The number of shares issued upon the vesting of the performance awards varies based on actual performance in a year relative to a defined minimum and maximum financial target for that year.  The PSUs granted on March 8, 2010 vest annually over a three-year performance period, one-third on April 1, 2011, 2012, and 2013, with the potential for 0% to 125% payout, based on the achievement of annual earnings per share targets that were established at the time of the grant.

For the one-third of the PSUs vesting based on the 2010 performance period, the earning per share target was $1.50 per share, with actual adjusted earnings per share of $1.68, providing for a 125% payout under the terms of the awards, resulting in the grant of 21,529 additional awards.  PSUs are converted into shares of our common stock upon vesting.  Employees are given an option to net settle their tax withholding obligation upon vesting of PSUs.  Under the net settlement approach, we withhold a portion of common shares to cover the applicable employee withholding taxes and decrease the shares issued to the employee by a corresponding value.  On April 1, 2011, 107,697 PSUs vested.  We issued 68,736 shares of common stock to employees and withheld 38,961 shares of common stock to cover the applicable employee withholding taxes as a result of the vesting of these PSUs We believe that it is unlikely we will achieve the PSU performance goals for 2011 and 2012. Consequently, we have not recognized share-based compensation expense related to those tranches during the three months ended March 31, 2011.

Income Taxes

We recognized net tax benefits of $3.3 million and $9.8 million for the three months ended March 31, 2011 and 2010, respectively, related to share-based compensation.  We record income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings as additional paid-in-capital.  We recognized excess tax benefits related to share-based compensation of $1.1 million and $4.6 million for the three months ended March 31, 2011 and 2010, respectively.

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

In the following table, we have presented our net revenue by significant product category. Our Immunology/Neurology product category includes the products that are used to provide antibodies to patients who have a genetic or acquired inability to produce these antibodies, as well as a treatment for CIDP, and also products that provide antibodies to counter specific antigens such as rabies. Our Pulmonology product category is comprised of our Prolastin/Prolastin-C A1PI product, which is used to treat patients with a genetic alpha-1 antitrypsin deficiency.  Our Critical Care/Hemostasis product category includes products that are used to supplement, restore, or maintain normal plasma parameters such as volume or coagulation values.  Other product net revenue primarily consists of sales of PPF powder and intermediate products, such as cryoprecipitate.  Other net revenue consists of royalties, licensing fees, and revenues related to contracted services performed for third parties at our Melville, New York facility.

	Three Months Ended
	March 31,
	2011	2010
Product net revenue:
Immunology/ Neurology	$253,141	$233,267
Pulmonology	88,667	80,184
Critical Care/ Hemostasis	40,000	38,366
Other	17,172	22,798
Total product net revenue	398,980	374,615
Other revenue	7,683	6,346
Total net revenue	$406,663	$380,961

In the following table, we have presented our net revenue by geographic region. Net revenue for each region is based on the geographic location of the customer.

	Three Months Ended
	March 31,
	2011	2010
United States	$280,082	$261,392
Canada	53,326	49,245
Europe	52,510	48,383
Other	20,745	21,941
Total net revenue	$406,663	$380,961

We did not maintain significant long-lived assets outside of the United States at March 31, 2011 and December 31, 2010.

13.            Earnings per Share

The following table illustrates the calculation of our basic earnings per common share outstanding:

	Three Months Ended
	March 31,
	2011	2010

Net income	$55,457	$45,339

Weighted average common shares outstanding	125,592,893	121,638,867

Basic net income per common share:	$0.44	$0.37

The following table illustrates the calculation of our diluted earnings per common share outstanding:

	Three Months Ended
	March 31,
	2011	2010

Net income	$55,457	$45,339

Weighted average common shares outstanding	125,592,893	121,638,867
Plus incremental shares from assumed conversions:
Stock options and restricted shares	4,289,289	6,544,322
Dilutive potential common shares	129,882,182	128,183,189

Diluted net income per common share	$0.43	$0.35

For the three months ended March 31, 2011 and March 31, 2010, 22,623 and 603,733 stock options were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

14.            Other Consolidated Balance Sheet Information

Information regarding other accounts on our consolidated balance sheets is as follows:

	March 31,	December 31,
	2011	2010
Accrued expenses and other liabilities:
Accrued goods and services	$65,794	$80,769
Accrued payroll, bonuses, and employee benefits	54,938	80,317
Medicaid, commercial rebates, and chargebacks	31,339	29,744
Interest payable	17,636	6,011
PCA judgment	44,430	43,690
Taxes	10,799	—
Other	17,798	11,195
Total Accrued expenses and other liabilities	$242,734	$251,726

15.            Condensed Consolidating Financial Information

Our 7.75% Notes are guaranteed on a senior unsecured basis by our existing and future domestic subsidiaries.  The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”  Each of the subsidiary guarantors are 100% owned, directly or indirectly, by us, and all guarantees are full and unconditional and joint and several.  Our investments in our consolidated subsidiaries are presented under the equity method of accounting.  No significant administrative costs are borne by the Parent.

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Balance Sheets

March 31, 2011

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets:
Current assets:
Cash	$—	$172,667	$12,671	$—	$185,338
Accounts receivable, net	—	281,268	40,567	(170,544)	151,291
Inventories	—	651,626	51,422	—	703,048
Other	—	114,038	1,073	—	115,111
Total current assets	—	1,219,599	105,733	(170,544)	1,154,788
Property, plant, and equipment, net	—	425,085	1,013	—	426,098
Intangible assets	—	10,880	—	—	10,880
Goodwill	—	172,860	—	—	172,860
Investment in Subsidiaries	880,381	(29,600)	—	(850,781)	—
Advances and notes between Parent and Subsidiaries	1,411,034	824,691	—	(2,235,725)	—
Other	—	17,177	476	—	17,653
Total assets	$2,291,415	$2,640,692	$107,222	$(3,257,050)	$1,782,279

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$—	$87,880	$131,096	$(170,544)	$48,432
Accrued expenses and other liabilities	17,636	220,563	4,535	—	242,734
Current portion of capital lease obligations	—	887	—	—	887
Total current liabilities	17,636	309,330	135,631	(170,544)	292,053
Long-term debt and capital lease obligations	596,765	8,448	—	—	605,213
Advances and notes between Parent and Subsidiaries	824,691	1,411,034	—	(2,235,725)	—
Other	—	31,499	1,191	—	32,690
Total liabilities	1,439,092	1,760,311	136,822	(2,406,269)	929,956
Stockholders’ equity (deficit)	852,323	880,381	(29,600)	(850,781)	852,323
Total liabilities and stockholders’ equity (deficit)	$2,291,415	$2,640,692	$107,222	$(3,257,050)	$1,782,279

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Balance Sheets

December 31, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets:
Current assets:
Cash	$—	$183,737	$14,139	$—	$197,876
Accounts receivable, net	—	248,124	37,793	(151,075)	134,842
Inventories	—	657,493	37,006	—	694,499
Other	—	126,684	(429)	—	126,255
Total current assets	—	1,216,038	88,509	(151,075)	1,153,472
Property, plant, and equipment, net	—	381,707	1,086	—	382,793
Intangible assets, net	—	10,880	—	—	10,880
Goodwill	—	172,860	—	—	172,860
Investment in Subsidiaries	826,782	(36,573)	—	(790,209)	—
Advances and notes between Parent and Subsidiaries	1,397,133	826,919	—	(2,224,052)	—
Other	—	18,167	281	—	18,448
Total assets	$2,223,915	$2,589,998	$89,876	$(3,165,336)	$1,738,453

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$—	$96,503	$114,547	$(151,075)	$59,975
Accrued expenses and other liabilities	6,011	234,730	10,985	—	251,726
Current portion of capital lease obligations	—	860	—	—	860
Total current liabilities	6,011	332,093	125,532	(151,075)	312,561
Long-term debt and capital lease obligations	596,621	8,680	—	—	605,301
Advances and notes between Parent and Subsidiaries	826,919	1,397,133	—	(2,224,052)	—
Other	—	25,310	917	—	26,227
Total liabilities	1,429,551	1,763,216	126,449	(2,375,127)	944,089
Stockholders’ equity (deficit)	794,364	826,782	(36,573)	(790,209)	794,364
Total liabilities and stockholders’ equity (deficit)	$2,223,915	$2,589,998	$89,876	$(3,165,336)	$1,738,453

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Three Months Ended March 31, 2011

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$361,099	$45,564	$—	$406,663
Cost of goods sold	—	203,589	30,030	—	233,619
Gross profit	—	157,510	15,534	—	173,044
Operating expenses	—	69,721	9,528	—	79,249
Income (loss) from operations	—	87,789	6,006	—	93,795
Equity in earnings (losses) of Subsidiaries	55,457	5,999	—	(61,456)	—
Other non-operating (expense) income, net	—	(10,606)	7	—	(10,599)
Income (loss) before income taxes	55,457	83,182	6,013	(61,456)	83,196
Provision (benefit) for income taxes	—	(27,725)	(14)	—	(27,739)
Net income (loss)	$55,457	$55,457	$5,999	$(61,456)	$55,457

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Income Statements

Three Months Ended March 31, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net revenue	$—	$340,585	$40,376	$—	$380,961
Cost of goods sold	—	185,750	31,601	—	217,351
Gross profit	—	154,835	8,775	—	163,610
Operating expenses	—	75,420	8,471	—	83,891
Income (loss) from operations	—	79,415	304	—	79,719
Equity in earnings (losses) of Subsidiaries	45,339	306	—	(45,645)	—
Other non-operating (expense) income, net	—	(11,118)	2	—	(11,116)
Income (loss) before income taxes	45,339	68,603	306	(45,645)	68,603
Provision (benefit) for income taxes	—	(23,264)	—	—	(23,264)
Net income (loss)	$45,339	$45,339	$306	$(45,645)	$45,339

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$55,457	$55,457	$5,999	$(61,456)	$55,457
Undistributed equity in (earnings) losses of Subsidiaries	(55,457)	(5,999)	—	61,456	—
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities	—	(2,714)	(8,352)	(4,757)	(15,823)
Net cash provided by (used in) operating activities	—	46,744	(2,353)	(4,757)	39,634

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(53,234)	(32)	—	(53,266)
Business acquisitions, net of cash acquired	—	—	—	—	—
Net advances and notes between Parent and Subsidiaries	(192)	—	—	192	—
Other	—	190		—	190
Net cash (used in) provided by investing activities	(192)	(53,044)	(32)	192	(53,076)

Cash flows from financing activities:
Net repayments of borrowings	—	—	—	—	—
Net advances and notes between Parent and Subsidiaries	—	(4,565)	—	4,565	—
Other	192	(205)	—	—	(13)
Net cash provided by (used in) financing activities	192	(4,770)	—	4,565	(13)
Effect of exchange rate changes on cash and cash equivalents	—	—	917	—	917
Net increase in cash and cash equivalents	—	(11,070)	(1,468)	—	(12,538)
Cash and cash equivalents at beginning of period	—	183,737	14,139	—	197,876
Cash and cash equivalents at end of period	$—	$172,667	$12,671	$—	$185,338

Talecris Biotherapeutics Holdings Corp.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2010

	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$45,339	$45,339	$306	$(45,645)	$45,339
Undistributed equity in (earnings) losses of Subsidiaries	(45,339)	(306)	—	45,645	—
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities	—	(40,724)	6,087	19,968	(14,669)
Net cash provided by (used in) operating activities	—	4,309	6,393	19,968	30,670

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(17,368)	(322)	—	(17,690)
Net advances and notes between Parent and Subsidiaries	(2,610)	—	—	2,610	—
Other	—	4,230	(4,056)	—	174
Net cash (used in) provided by investing activities	(2,610)	(13,138)	(4,378)	2,610	(17,516)

Cash flows from financing activities:
Net advances and notes between Parent and Subsidiaries	—	22,578	—	(22,578)	—
Other	2,610	(254)	—	—	2,356
Net cash provided by (used in) financing activities	2,610	22,324	—	(22,578)	2,356
Effect of exchange rate changes on cash and cash equivalents	—	—	(484)	—	(484)
Net increase in cash and cash equivalents	—	13,495	1,531	—	15,026
Cash and cash equivalents at beginning of period	—	58,320	6,919	—	65,239
Cash and cash equivalents at end of period	$—	$71,815	$8,450	$—	$80,265

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

•                  our ability to expand our international business;

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

•                  our ability to resume or replace sales to countries affected by our internal Foreign Corrupt Practices Act (FCPA) investigation;

•                  potential sanctions, if any, that the Department of Justice (DOJ) or other federal agencies, may impose on us as a result of our internal FCPA investigation;

•                  the impact of our appeal of the Plasma Centers of America, LLC (PCA) judgment;

•                  the impact of geographic and product mix on our sales and gross profit;

•                  foreign currency exchange rate fluctuations in the international markets in which we operate;

•                  the impact of our substantial capital plan; and

•                  other factors identified elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC) on February 23, 2011 (2010 Form 10-K).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties.  You are encouraged to read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report.  In addition, you are encouraged to refer to a discussion of risk factors included elsewhere in this Quarterly Report and in our 2010 Form 10-K that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in the following discussion and analysis. You are also encouraged to refer to our 2010 Form 10-K, which includes additional information regarding our business and industry.  See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.

All tabular disclosures of dollar amounts, except earnings per common share amounts, are presented in thousands.  Percentages and amounts presented herein may not calculate or sum precisely due to rounding.

BUSINESS OVERVIEW

The majority of our sales are concentrated in the therapeutic areas of Immunology/Neurology through our Gamunex, Immune Globulin Intravenous (Human), 10% Caprylate/Chromatography Purified product (Gamunex, Gamunex-C, Gamunex IGIV) and Pulmonology through our Prolastin Alpha-1 Proteinase Inhibitor (Human) product (Prolastin, Prolastin A1PI, Prolastin-C A1PI).  Gamunex-C/Gamunex IGIV and Prolastin/Prolastin-C A1PI represented 56.4% and 21.8%, respectively, of our net revenue for the three months ended March 31, 2011. We sell our products worldwide, but approximately 82.0% of our sales were generated in the United States and Canada for the first quarter of 2011.

We believe that U.S. and international IGIV demand will grow approximately 5% to 8% over the long-term, which is consistent with demand growth during the first quarter of 2011.  However, IGIV demand can vary significantly on a quarter-to-quarter basis. We believe that U.S. IGIV distribution increased between 6% and 8% during the three months ended March 31, 2011.  We have seen solid demand growth for Gamunex-C/Gamunex IGIV.

Our ability to expand our international business has been hampered by the effects of our internal Foreign Corrupt Practices Act (FCPA) investigation, our reliance on the tender process for generating business, increased price sensitivity of our customers, among other factors.  With the exception of our European business, our international business has been in decline.  We have experienced, and expect to continue to experience, annual volume declines in Canada due to Canadian Blood Services’ (CBS) objective to have multiple sources of supply, which has impacted and will continue to impact our overall IGIV strategy.  CBS may further reduce volumes to contract minimums and Hema Quebec may adopt a similar strategy.

One of our competitors, Octapharma AG, was directed by the European Medicines Agency (EMA) in the fall of 2010 to suspend marketing of their 5% and 10% IGIV and to recall all existing product from European Union markets.  At the same time, Octapharma USA Inc., a subsidiary of Octapharma AG, agreed with the FDA to voluntarily withdraw their 5% IGIV and to suspend marketing of the product in the U.S. until the root cause for increased incidence of thromboembolic events could be determined and addressed.  On April 14, 2011, the EMA recommended lifting the suspension on Octapharma’s 5% and 10% IGIV.  As a result, we expect Octapharma to receive regulatory approval to resume sales and distribution of their IGIV in Europe in the near term. Additionally, Octapharma may receive approval to re-enter the U.S. market sometime in 2011.  We are uncertain as to how Octapharma’s IGIV re-entry may impact European and U.S. IGIV markets.

We expect to operate at or near our fractionation capacity over the next few years depending upon the demand for our products, the availability of source plasma, the impact of yield variability, the potential impact of inventory impairments, and normal production shut-downs, among other factors.  We plan to utilize most of our available fractionation capacity in the near term, which may result in increased inventory levels in order to attempt to maintain pace with projected future growth in product demand, although we have not been successful in building excess finished goods inventories to date as a result of the factors previously mentioned.  Consequently, any disruption in meeting our fractionation and purification plans would most likely result in lower revenue, gross profit, net income, and operating cash flows as well as lower than planned growth given our fractionation and purification constraints. Our fractionation constraints would likely preclude us from participating in greater than estimated overall market demand or higher demand for Gamunex-C/Gamunex IGIV. In response to our capacity constraints, we have embarked on a substantial capital plan which we anticipate to be in the range of $750 million to $800 million on a cumulative basis from 2011 through 2015, excluding capitalized interest.  Given the nature of our planned capital projects, we anticipate our capital spending to peak in a range of $250 million to $270 million in 2011, excluding capitalized interest.  Our most significant capital project is the construction of our new fractionation facility, which we estimate will cost approximately $340 million, excluding capitalized interest.  Through March 31, 2011, our capital spending on this project was approximately $130 million with estimated additional capital spending of $210 million to be incurred, excluding capitalized interest. Estimated costs related to the construction of our new purification facilities for Plasmin is $120 million with additional expenditures planned for Koate modernization and albumin purification expansion.  The successful execution of this capital plan, which is discussed further in the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Access to Capital and Capital Resources,” in our 2010 Form 10-K will be necessary to support our projected future volume growth, particularly given our current fractionation and purification constraints, launch new products, and complete strategic initiatives.

We will need to significantly increase plasma collections generated from our wholly-owned subsidiary, Talecris Plasma Resources, Inc. (TPR) in the near term to offset the expected decrease in plasma supplied by third parties and planned increases in our fractionation to meet anticipated demand.  To meet our plasma requirements, we have increased donor fees, increased marketing expenses, and expanded plasma collection center days and hours of operations, among other initiatives, which may limit our ability to reduce our cost per liter of plasma.  Consequently, we expect to continue to produce plasma at a cost per liter which we believe is significantly higher than our competitors. However, TPR has upgraded its plasmapheresis machines to speed plasma collections and is in the process of installing automated digital screening to improve compliance. These measures, in addition to reductions in infrastructure support as the platform matures, are expected to improve costs as well as the donor experience.

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

HIGHLIGHTS

Our 2011 first quarter financial and business highlights are included below.

Financial Highlights

•                  Total net revenue increased $25.7 million to $406.7 million for the three months ended March 31, 2011 as compared to $381.0 million for the three months ended March 31, 2010.  We experienced quarter over quarter growth in our U.S. Gamunex-C IGIV and Prolastin-C A1PI net revenue of 6.2% and 14.8%, respectively, driven by higher volumes and pricing.  Pull-through sales growth by our distributors exceeded our ex-factory sales growth.  Our U.S. Prolastin-C A1PI net revenue benefited from a third quarter 2010 price increase.  Our international Gamunex-C/Gamunex IGIV net revenue increased by 12.5% quarter over quarter, driven by higher sales in Germany as a result of an expanded sales force as well as market conditions.

•                  Gross margin was 42.6% and 42.9% for the three months ended March 31, 2011 and 2010, respectively.

•                  Operating margin improved 220 basis points to 23.1% for the three months ended March 31, 2011 as compared to 20.9% for the three months ended March 31, 2010.

•                  Net income improved to $55.5 million, an increase of 22.3%, for the three months ended March 31, 2011 as compared to $45.3 million for the three months ended March 31, 2010.  Diluted earnings per share were $0.43 and $0.35 for the three months ended March 31, 2011 and 2010, respectively.  Our 2011 results include $4.1 million (approximately $2.6 million after tax) in transaction-related costs associated with our definitive merger agreement with Grifols and $0.7 million ($0.5 million after tax) in interest expense related to the judgment in favor of Plasma Centers of America, LLC (PCA), which is discussed elsewhere in this Quarterly Report. We believe that a meaningful comparison of our results for the periods presented is enhanced by a quantified presentation of the impact of these items on our net income and diluted earnings per share, which is illustrated in the table below.

•                  Operating cash flows were $39.6 million and $30.7 million for the three months ended March 31, 2011 and 2010, respectively.  Capital expenditures were $53.3 million and $17.7 million for the three months ended March 31, 2011 and 2010, respectively, the increase of which was driven by our substantial capital plan discussed elsewhere in this Quarterly Report and in our 2010 Form 10-K.

The adjusted net income and diluted earnings per share amounts in the table below are non-GAAP financial measures and should not be considered a substitute for any performance measure determined in accordance with U.S. GAAP.  Additional information regarding the use of non-GAAP financial measures and their limitations are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations——Non-GAAP Financial Measures.”

				Diluted Earnings
	Pre-Tax	Income Tax		Per
	Amount	Benefit	Net Income	Common Share
Three Months Ended March 31, 2011
U.S. GAAP	$83,196	$(27,739)	$55,457	$0.43
Grifols merger-related expenses	4,118	(1,552)	2,566	0.02
Interest on PCA judgment	740	(289)	451	—
Excluding specific items	$88,054	$(29,580)	$58,474	$0.45

Three Months Ended March 31, 2010
U.S. GAAP	$68,603	$(23,264)	$45,339	$0.35

Business Highlights

•                  On March 4, 2011, we and Grifols announced that the “outside date” under our definitive merger agreement for closing our pending transaction has been extended to June 30, 2011 (from March 6, 2011).  Grifols has extended the financing and financing commitments from its lenders to June 30, 2011, as well.  The completion of the transaction is subject to obtaining certain regulatory approvals and other customary conditions.

•                  On March 3, 2011, we were granted orphan drug designation by the European Commission for the development of Plasmin (Human) to treat acute peripheral arterial occlusion (aPAO).  We are currently investigating Plasmin in a phase II clinical trial designed to assess its ability to treat aPAO, a condition in which arterial blood flow to the extremities, usually the legs, is blocked by a clot.  Through the orphan drug designation, the European Medicines Agency (EMA) will provide us with ten years of marketing exclusivity if the product is the first to be approved in the European Union.  In addition, under this designation, EMA will provide us with clinical development assistance and reduced regulatory fees.  We received orphan drug designation for Plasmin for aPAO from the U.S. Food and Drug Administration (FDA) in 2009.

•                  During the first quarter, Talecris converted all U.S. sales from Gamunex labeled product to Gamunex-C labeled product.  Gamunex-C is the first and only immune globulin to provide both the intravenous route of administration and a new subcutaneous route of administration.  The intravenous delivery mode is approved to treat primary immunodeficiency (PI), chronic inflammatory demyelinating polyneuropathy (CIDP), and idiopathic thrombocytopenic purpura (ITP).  The subcutaneous mode is approved to treat only PI.  A required post-marketing study will be initiated in the second half of 2011.

HEALTHCARE REFORM LEGISLATION

In March 2010, the United States enacted healthcare reform legislation.  Important market reforms began in 2010 and will continue through full implementation in 2014.  This legislation contains several provisions that became effective during the first quarter of 2010.  These included: (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% of the Average Manufacturer Price (AMP) on our branded prescription drugs, with a limitation of this increase on clotting factors to 17.1% of the AMP; (2) the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340B Public Health Service (PHS) drug pricing program, which provides hospital outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.

Beginning in 2011, the new law requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (commonly referred to as the donut hole).  We estimate that the impact of applying this provision during 2011 will be approximately $2.0 million, which we will record ratably as a reduction of revenue.

Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This non-tax deductible fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid, VA, and PHS discount programs) made during the previous year.  Sales of orphan drugs are not included in the fee calculation.  The aggregated industry wide fee is expected to range from $2.5 billion to $4.1 billion annually between 2011 and 2018 and remain at $2.8 billion in 2019 and subsequent years.  We do not anticipate that this provision will have a material impact on our 2011 financial results.

In April 2011, a part of the healthcare reform law that would have required businesses to file a 1099 tax form with the government for every purchase they make over six hundred dollars annually, was repealed.

We are unable to predict the future course of healthcare legislation and regulations.  Further, U.S. federal and state governments as well as foreign governments continue to propose other legislative and regulatory measures aimed at reforming their respective healthcare systems, including proposals in the U.S. to permit the federal government to use its purchasing power to negotiate further discounts from pharmaceutical companies under Medicare.  The recently enacted healthcare reform legislation and future healthcare reform legislation could decrease the prices we receive for our products or our sales volume and could impose additional taxes or other measures that increase the cost of conducting business.  As noted above, promulgation of final regulations and possible legislative changes will continue into 2011 and beyond.

CONCENTRATION OF CREDIT RISK

Customer Concentration

Our accounts receivable, net, includes amounts due from pharmaceutical wholesalers and distributors, buying groups, hospitals, physicians’ offices, patients, and others.  Our concentrations with customers that represented more than 10% of our accounts receivable, net, were:

•                  At March 31, 2011:  Amerisource Bergen- 14.5%; FFF Enterprise, Inc.- 13.5%

•                  At December 31, 2010: Amerisource Bergen- 12.8%

The following table summarizes our concentrations with customers that represented more than 10% of our total net revenue:

	Three Months Ended
	March 31,
	2011	2010
FFF Enterprise, Inc.	13.4%	15.7%
Amerisource Bergen	12.4%	12.1%

In the event that any of these customers were to suffer an adverse downturn in their business or a downturn in their supply needs, our business could be materially adversely affected.  We have included additional information regarding the risks associated with our customer concentrations in the section titled, “Risk Factors——Risks Related to our Business——A substantial portion of our revenue is derived from a small number of customers, and the loss of one or more customers could have a material adverse effect on us,” included in our 2010 Form 10-K.

Counterparty Risk

We initiated a foreign currency hedging program in the first quarter of 2011 for the purpose of managing the economic effects of the volatility associated with short-term changes in euro/U.S. dollar exchange rates on our earnings and cash flows.  These derivative financial instruments present certain market and counterparty risks.  We seek to manage the counterparty risks associated with these contracts by limiting transactions to counterparties with which we have established banking relationships and limit the duration of the contracts to less than one year.  We are exposed to potential losses if a counterparty fails to perform according to the terms of the agreement.  We do not require collateral or other security to be furnished by counterparties to our derivative financial instruments.  There can be no assurance, however, that our practice effectively mitigates counterparty risk.  A number of financial institutions similar to those that serve or may serve as counterparties to our hedging arrangements were adversely affected by the global credit crisis.  The failure of any of the counterparties to our hedging arrangements to fulfill their obligations to us could adversely affect our results of operations and cash flow.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures of contingent assets and liabilities.  A detailed description of our significant accounting policies is included in the footnotes to our audited consolidated financial statements included in our 2010 Form 10-K.

There have been no significant changes in our application of our critical accounting policies and estimates during the three months ended March 31, 2011 as compared to the prior year.  We periodically review our critical accounting policies and estimates with the audit committee of our board of directors.

Gross-to-Net Revenue Adjustments

The following table summarizes our gross-to-net revenue adjustments expressed in dollars and percentages:

	Three Months Ended
	March 31,
	2011	2010
Gross product revenue	$423,872	$399,501
Chargebacks	(7,189)	(6,637)
Cash discounts	(5,310)	(4,921)
Rebates and other	(12,393)	(12,958)
SG&A reimbursements	—	(370)
Product net revenue	$398,980	$374,615

	Three Months Ended
	March 31,
	2011	2010
Gross product revenue	100.0%	100.0%
Chargebacks	(1.7)%	(1.7)%
Cash discounts	(1.3)%	(1.2)%
Rebates and other	(2.9)%	(3.2)%
SG&A reimbursements	—	(0.1)%
Product net revenue	94.1%	93.8%

The following table provides a summary of activity with respect to our allowances:

		Cash	Rebates and
	Chargebacks	Discounts	Other	Total
Balance at December 31, 2010	$3,425	$1,180	$23,817	$28,422
Provision	7,189	5,310	12,393	24,892
Credits issued	(6,520)	(4,814)	(11,356)	(22,690)
Balance at March 31, 2011	$4,094	$1,676	$24,854	$30,624

MATTERS AFFECTING COMPARABILITY

We believe that the comparability of our financial results between the periods presented is significantly impacted by the following items:

Definitive Merger Agreement with Grifols

We incurred fees of approximately $1.1 million during the first quarter of 2011 related to our definitive merger agreement with Grifols, for which no amounts were incurred during the comparable prior year period.  These fees were primarily related to legal activities.  We are obligated to pay additional fees totaling $21.3 million to investment bankers upon successful closing of the merger transaction.

Under the terms of the definitive merger agreement with Grifols, we are permitted to offer retention amounts up to a total of $15.0 million to employees.  As of March 31, 2011, we have offered retention amounts totaling approximately $9.8 million to employees, of which $2.9 million was paid during 2010 and $3.5 million was paid during the first quarter of 2011.  The remaining amounts of approximately $3.4 million will be paid two months after the Closing Date, or in the event of termination of the definitive merger agreement, the earlier of four months after the termination of the definitive merger agreement or June 3, 2011.  We incurred retention expenses, including fringe benefits, of $2.7 million during the three months ended March 31, 2011.  The remaining retention amounts of approximately $1.8 million, including fringe benefits, will be recognized during the second quarter of 2011.

Additional information regarding our definitive merger agreement with Grifols is included in Note 3, “Definitive Merger Agreement with Grifols S.A. and Grifols, Inc. (Grifols)” as well as “Business Overview—Business Highlights” above.

Share-Based Compensation Awards

We have long-term incentive plans, which provide for the grant of awards in the form of incentive stock options, non-qualified stock options, share appreciation rights, restricted stock, restricted stock units (RSUs), unrestricted shares of common stock, deferred share units, and performance share units (PSUs), to eligible employees, directors, and consultants.

The following table summarizes our share-based compensation expense:

	Three Months Ended
	March 31,
	2011	2010
SG&A	$1,570	$5,680
R&D	112	538
Total operating expenses	1,682	6,218
Cost of goods sold	530	1,009
Total expense	$2,212	$7,227

The decrease in share-based compensation expense period over period was driven by the final vesting of awards under the 2005 Stock Option and Incentive Plan on April 1, 2010 and the majority of the awards under our 2006 Restricted Stock Plan on March 31, 2010.

RESULTS OF OPERATIONS

We have included information regarding our results of operations in the following table.  The subsequent discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations.

	Three Months Ended
	March 31,		Change
	2011	2010	$	%
Net revenue:
Product	$398,980	$374,615	$24,365	6.5%
Other	7,683	6,346	1,337	21.1%
Total	406,663	380,961	25,702	6.7%
Cost of goods sold	233,619	217,351	(16,268)	(7.5)%

Gross profit	173,044	163,610	9,434	5.8%
Operating expenses:
SG&A	62,717	67,620	4,903	7.3%
R&D	16,532	16,271	(261)	(1.6)%
Total	79,249	83,891	4,642	5.5%

Income from operations	93,795	79,719	14,076	17.7%
Other non-operating (expense) income:
Interest expense, net	(10,750)	(11,263)	513	4.6%
Equity in earnings of affiliate	151	147	4	2.7%
Total	(10,599)	(11,116)	517	4.7%

Income before income taxes	83,196	68,603	14,593	21.3%
Provision for income taxes	(27,739)	(23,264)	(4,475)	(19.2)%

Net income	$55,457	$45,339	$10,118	22.3%

Earnings per common share:
Basic	$0.44	$0.37	$0.07	18.9%
Diluted	$0.43	$0.35	$0.08	22.9%

Financial measures:
Gross profit margin	42.6%	42.9%
Operating margin	23.1%	20.9%
Effective income tax rate	33.3%	33.9%

Net Revenue

The following table contains information regarding our net revenue:

	Three Months Ended
	March 31,		Change
	2011	2010	$	%
Product net revenue:
Gamunex-C/Gamunex IGIV	$229,152	$212,795	$16,357	7.7%
Prolastin A1PI/ Prolastin-C A1PI	88,667	80,184	8,483	10.6%
Fraction V (albumin and Plasmanate)	20,741	21,217	(476)	(2.2)%
Factor VIII (Koate DVI)	8,742	8,571	171	2.0%
Hyperimmunes	17,868	14,951	2,917	19.5%
Other	33,810	36,897	(3,087)	(8.4)%
Total product net revenue	398,980	374,615	24,365	6.5%
Other net revenue	7,683	6,346	1,337	21.1%
Total net revenue	$406,663	$380,961	$25,702	6.7%

	Three Months Ended
	March 31,		Change
	2011	2010	$	%
U.S. product net revenue:
Gamunex-C/Gamunex IGIV	$171,446	$161,484	$9,962	6.2%
Prolastin A1PI/ Prolastin-C A1PI	58,348	50,845	7,503	14.8%
Fraction V (albumin and Plasmanate)	10,417	12,368	(1,951)	(15.8)%
Factor VIII (Koate DVI)	4,828	3,799	1,029	27.1%
Hyperimmunes	13,374	9,880	3,494	35.4%
Other product net revenue	14,485	17,162	(2,677)	(15.6)%
Total U.S. product net revenue	$272,898	$255,538	$17,360	6.8%

International product net revenue:
Gamunex-C/Gamunex IGIV	$57,706	$51,311	$6,395	12.5%
Prolastin A1PI/ Prolastin-C A1PI	30,319	29,339	980	3.3%
Fraction V (albumin and Plasmanate)	10,324	8,849	1,475	16.7%
Factor VIII (Koate DVI)	3,914	4,772	(858)	(18.0)%
Hyperimmunes	4,494	5,071	(577)	(11.4)%
Other product net revenue	19,325	19,735	(410)	(2.1)%
Total international product net revenue	$126,082	$119,077	$7,005	5.9%

Our product net revenue was $399.0 million and $374.6 million for the three months ended March 31, 2011 and 2010, respectively, representing an increase of $24.4 million, or 6.5%.  The increase consisted of higher volumes of $21.1 million and higher pricing of $3.3 million.

The $16.4 million increase in Gamunex-C/Gamunex IGIV net revenue was primarily due to higher volumes of $14.1 million. We experienced higher volumes of $15.3 million in the U.S., Canada, and Europe, which were partially offset by lower volumes in other international regions.  The increase in U.S. volumes resulted from higher demand and the increase in European volumes resulted primarily from higher sales in Germany as a result of an expanded sales force as well as favorable market conditions.  The increase in volumes in Canada was driven by the timing of shipments during the first quarter of 2011 as compared to the first quarter of 2010.

The $8.5 million increase in Prolastin A1PI/Prolastin-C A1PI net revenue consisted of higher volumes of $5.8 million and higher pricing of $2.7 million.  The increase in volumes was driven by higher volumes of $5.6 million in the U.S. and Europe, where we experienced net patient gains during the first quarter of 2011.  Prolastin volumes are largely a function of our ability to identify and enroll new patients as compared to the number of patients lost due to attrition and competition.  Our ability to grow our European volumes will be enhanced by our ability to obtain appropriate reimbursement on a country by country basis.  The increase in pricing was driven by higher pricing in the U.S. of $3.1 million as a result of a price increase implemented during the third quarter of 2010.  The benefit of the higher pricing in the U.S. was partially offset by lower pricing in Europe as a result of country mix.

Our Fraction V product category consists of albumin and Plasmanate, with albumin representing the majority of the sales in the category.  The $0.5 million decrease in our Fraction V net revenue resulted from lower pricing of $2.4 million, partially offset by higher volumes of $1.9 million primarily due to international sales.  We experienced lower pricing in the U.S. as a result of price decreases during the fourth quarter of 2010 and we experienced lower pricing in other international regions as a result of unfavorable country mix.

The $2.9 million increase in hyperimmune net revenue was driven by an increase in net revenue in the U.S. of $3.5 million, mainly due to higher volumes of $2.7 million.  The first quarter 2010 U.S. hyperimmune net revenue was negatively impacted by a customer systems issue.

Our other product net revenue consists primarily of our contract manufacturing agreements for IGIV and Fraction V with the two Canadian blood systems operators, CBS and Hema Quebec, intermediate products, Thrombate III (human), and contracted PPF powder.  The $3.1 million decrease in other product net revenue was driven by a $4.3 million decrease in PPF powder sales and lower intermediate product sales of $1.1 million, partially offset by higher Thrombate III sales of $2.1 million

Cost of Goods Sold and Gross Profit

Our gross profit was $173.0 million and $163.6 million for the three months ended March 31, 2011 and 2010, respectively, representing gross margins of 42.6% and 42.9%, respectively.  In general, our gross margin and cost of goods sold are impacted by the volume and pricing of our finished products, our raw material costs, production mix, yield, inventory impairment provisions, and cycle times, as well as our production capacities and normal production shut-downs, and the timing and amount of release of finished product.

Our cost of goods sold was $233.6 million, or 57.4% of net revenue, for the three months ended March 31, 2011, as compared to $217.4 million, or 57.1% of net revenue, for the three months ended March 31, 2010.  We experienced higher costs of $11.5 million associated with increased volumes and higher costs of $17.1 million associated with production during the first quarter of 2011 as compared to the same prior year period.  Inventory impairment provisions, net of recoveries, were $7.1 million and $12.3 million for the three months ended March 31, 2011 and 2010, respectively, a decrease of $5.2 million. Non-capitalizable project spending during the three months ended March 31, 2011 and 2010 were $5.9 million and $11.7 million, respectively, a decrease of $5.8 million.  The decrease in non-capitalizable project spending resulted from the progression of certain projects related to our new fractionation facility to the capital phase of the projects and the timing of capital spending, as well as the conclusion of project spending for the Koate reengineering and Thrombate III projects.  Our costs of goods sold benefited from lower TPR unabsorbed infrastructure and start-up costs of $1.6 million during the first quarter of 2011 as a result of the maturation of our plasma collection center platform.

The largest component of our cost of goods sold is the cost of source plasma, which represented greater than 50% of our cost of goods sold for the periods presented.  The overall cost of source plasma is impacted by the fully-loaded collection cost per liter, including donor fees, labor, soft goods, facility costs, testing, and unabsorbed TPR infrastructure and start-up costs, the cost of plasma purchased from third parties, and variability in protein yields, among other factors.  Our internal cost per liter of plasma, including unabsorbed TPR infrastructure and start-up costs, declined 12.2% for the three months ended March 31, 2011 as compared to the prior year period, primarily driven by higher TPR plasma collections.  Our acquisition cost per liter of third party plasma increased 4.8% during the three months ended March 31, 2011 as compared to the prior year period.  Our licensed centers collected approximately 79% of our plasma during the first quarter of 2011.  Due to our long manufacturing cycle times, which range from 100 days to in excess of 400 days, the cost of plasma is not expensed through cost of goods sold until a significant period of time subsequent to its acquisition.

Operating Expenses

Our SG&A was $62.7 million and $67.6 million for the three months ended March 31, 2011 and 2010, respectively, a decrease of $4.9 million, or 7.3%.  Our SG&A was positively impacted by lower share-based compensation expense of $4.1 million and lower special recognition bonus expense of $1.2 million.  The decrease in share-based compensation expense in 2011 was driven by the final vesting of awards under the 2005 Stock Option and Incentive Plan on April 1, 2010 and the majority of the awards under the 2006 Restricted Stock Plan on March 31, 2010.  The final payments under the special recognition bonus program were made during the first quarter of 2010.  Our SG&A for the first quarter of 2011 benefited from $1.3 million of favorable foreign exchange transactions as compared to $3.9 million of unfavorable foreign exchange transactions for the first quarter of 2010.  The benefit of the aforementioned items was partially offset by $3.4 million in Grifols merger-related expenses and higher sales and marketing expenses of $2.9 million during the first quarter of 2011 as a result of our sales force expansion.

Our R&D was $16.5 million and $16.3 million for the three months ended March 31, 2011 and 2010, respectively.  As a percentage of net revenue, R&D was 4.1% and 4.3% for the three months ended March 31, 2011 and 2010, respectively.  R&D expenses are influenced by the timing of in-process projects and the nature and extent of expenses associated with these projects.  Additional information regarding our research and development projects is included in our 2010 Form 10-K in the section titled,

“Business—Research and Development.” Projects related to our product life-cycle management and new product candidates have not changed materially since December 31, 2010.  We anticipate that R&D will increase in subsequent periods primarily as a result of clinical trial activities related to Plasmin aPAO and ischemic stroke, and research related to recombinant product development

Our operating margin increased 220 basis points to 23.1% for the three months ended March 31, 2011 as compared to 20.9% for the three months ended March 31, 2010.

Total Other Non-Operating Expense, net

The primary component of our other non-operating expense, net, is interest expense, which amounted to $11.8 million and $12.1 million for the three months ended March 31, 2011 and 2010, respectively.  Our weighted average interest rates on our outstanding debt, excluding amortization of deferred debt issuance costs and debt discount, were 7.75% and 7.89% for the three months ended March 31, 2011 and 2010, respectively.

As discussed further in Note 10, “Commitments and Contingencies,” on December 13, 2010, a jury in the General Court of Justice, Superior Court Division, Wake County, North Carolina, rendered a verdict in the amount of $37.0 million in favor of PCA against TPR in a breach of contract claim, which was confirmed by the court in post trial motions.  The jury verdict, if sustained, bears simple interest at 8% per statute from the date of breach.  During the three months ended March 31, 2011, we recorded interest expense of $0.7 million within interest expense, net, in our unaudited interim consolidated income statement related to this judgment.  We filed an appeal to the North Carolina Court of Appeals to review the judgment entered in this case.

Provision for Income Taxes

Our income tax provision was $27.7 million and $23.3 million for the three months ended March 31, 2011 and 2010, respectively, resulting in effective income tax rates of 33.3% and 33.9%, respectively.

For the three months ended March 31, 2011, our effective income tax rate was lower than the U.S. statutory Federal income tax rate, primarily due to a domestic production deduction and Federal research and experimentation and orphan drug clinical testing tax credits for qualifying expenditures.  For the three months ended March 31, 2010, our effective income tax rate was lower than the U.S. statutory Federal income tax rate, primarily due to a domestic production deduction, which was statutorily increased to 9% for 2010 and future years and orphan drug clinical testing tax credits for qualifying expenditures, partially offset by state tax expense.

Net Income

Our net income was $55.5 million and $45.3 million for the three months ended March 31, 2011 and 2010, respectively.  The significant factors and events contributing to the change in our net income are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

The following table and subsequent discussion and analysis contain information regarding our cash flows:

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net income	$55,457	$45,339
Non-cash items	20,151	16,400
Changes in operating assets and liabilities	(35,974)	(31,069)
Net cash provided by operating activities	$39,634	$30,670

Investing activities:
Purchases of property, plant, and equipment	$(53,266)	$(17,690)
Other	190	174
Net cash used in investing activities	$(53,076)	$(17,516)

Financing activities:
Repayments of capital lease obligations	(205)	(176)
Financing transaction costs	—	(78)
Proceeds from exercises of stock options	1,314	2,937
Repurchases of common stock from employees	(2,199)	(4,917)
Excess tax benefits from share-based payment arrangements	1,077	4,590
Net cash (used in) provided by financing activities	$(13)	$2,356

At March 31, 2011, our cash and cash equivalents, which have primarily been deposited in an overnight investment account, totaled $185.3 million.  At March 31, 2011, we had no amounts drawn under our revolving credit facility.  At March 31, 2011, $8.7 million was being utilized for standby letters of credit and we had unused available borrowing capacity of $316.3 under our revolving credit facility.  Standby letters of credit totaling approximately $2.4 million were being used as security for utilities, insurance, and third party warehousing and a standby letter of credit totaling approximately $6.3 million was issued to our surety as partial collateral for a $25.0 million appeal bond related to the PCA judgment, which is discussed elsewhere in this Quarterly Report.

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

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $39.6 million for the three months ended March 31, 2011 as compared to $30.7 million for the three months ended March 31, 2010.  Our net income was $55.5 million and $45.3 million for the three months ended March 31, 2011 and 2010, respectively.  Our non-cash operating items were $20.2 million and $16.4 million for the three months ended March 31, 2011 and 2010, respectively.  The following significant non-cash items impacted the comparability of the net cash provided by our operating activities during the periods presented.

•                  Our depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $10.0 million and $8.1 million, respectively.

•                  Our share-based compensation expense for the three months ended March 31, 2011 and 2010 was $2.2 million and $7.2 million, respectively.  The decrease in share-based compensation in 2011 was driven by the final vesting of awards under the 2005 Stock Option and Incentive Plan on April 1, 2010 and the majority of the awards under the 2006 Restricted Stock Plan on March 31, 2010.

•                  During the three months ended March 31, 2011 and 2010, our deferred income taxes decreased $5.0 million and $2.9 million, respectively.  During the three months ended March 31, 2011 and 2010, we recognized excess tax benefits related to share-based compensation of $1.1 million and $4.6 million, respectively.

•                  We initiated a foreign currency hedging program in the first quarter of 2011.  We recognized a loss of $2.6 million in our unaudited interim consolidated income statement related to fair value hedges during the three months ended March 31, 2011.  In addition, we recognized an unrealized loss of approximately $1.0 million ($0.6 million after tax) in other comprehensive income related to cash flow hedges during the three months ended March 31, 2011.

The changes in our operating assets and liabilities, net, were driven by the following items:

•                  Our accounts receivable, net, increased $17.0 million and $31.3 million during the three months ended March 31, 2011 and 2010, respectively.  Accounts receivable, net, balances are influenced by the timing of net revenue and customer collections.  Our days sales outstanding (DSO) were 34 and 40 days for the three months ended March 31, 2011 and 2010, respectively. Our international sales terms generally range from 30 to 150 days due to industry and national practices outside of the U.S., which can impact our DSO results.  We calculate DSO as our period end accounts receivable, net, divided by our prior three months’ net sales, multiplied by 90 days.  Our calculation of DSO may not be consistent with similar calculations performed by other companies.

•                  Our inventories increased $8.8 million and $3.1 million during the three months ended March 31, 2011 and 2010, respectively.  Our inventories fluctuate based upon our plasma collections, production mix and cycle times, production capacities, normal production shut-downs, finished product releases, targeted safety stock levels, and demand for our products.  Our biological manufacturing processes result in relatively long inventory cycle times ranging from 100 days to in excess of 400 days for some specialty plasma in addition to a required 60 day pre-production holding period for plasma.  Consequently, we have significant investment in raw material and work-in-process inventories for extended periods, and correspondingly, lower levels of finished goods inventories on hand.

•                  Our prepaid expenses and other assets decreased $11.3 million and $7.8 million during the three months ended March 31, 2011 and 2010, respectively.  The decrease for the three months ended March 31, 2011 was primarily driven by a decrease in prepaid income taxes of $14.7 million, partially offset by other items.  The decrease for the three months ended March 31, 2010 was primarily driven by a decrease in prepaid income taxes of $7.4 million.

•                  Our operating liabilities decreased $21.5 million and $4.5 million during the three months ended March 31, 2011 and 2010, respectively.  Our liabilities fluctuate as a result of our cash management strategies and the varying due dates of accounts payable, accrued expenses, and other obligations.  The decrease for the three months ended March 31, 2011 was primarily driven by lower accounts payable obligations of $11.5 million, lower accrued payroll, bonuses and employee benefits of $25.4 million primarily due to the payment of accrued 2010 performance bonuses, and lower accrued goods and services of $15.0 million.  These items were partially offset by higher interest payable obligations of $11.6 million associated with our 7.75% Notes due to the timing of contractual payments, higher taxes payable obligations of $10.8 million, and other items of $6.6 million primarily related to our foreign currency derivative liability of $3.6 million, which is discussed elsewhere in this Quarterly Report.   The decrease for the three months ended March 31, 2010 was primarily driven by lower accounts payable obligations of $12.4 million and lower accrued payroll, bonuses, and employee benefits of $23.1 million primarily due to the payment of accrued 2009 performance bonuses.  These items were partially offset by an increase in interest payable obligations of $11.6 million associated with our 7.75% Notes due to the timing of contractual payments, as well as higher taxes payable obligations of $5.4 million.  Further, our Medicaid, commercial rebates, and chargeback obligations increased $4.0 million during the three months ended March 31, 2010 primarily as a result of the healthcare reform legislation which increased the rate of AMP used to compute Medicate rebates charged to drug manufacturers and higher Medicaid utilization.

Cash Flows from Investing Activities

Our capital expenditures were $53.3 million and $17.7 million for the three months ended March 31, 2011 and 2010, respectively.  Our capital expenditures reflect investments in our facilities to support a platform for future growth and efficiency improvements, including compliance enhancements, general infrastructure upgrades, capacity expansions, and new facilities.  The increase in capital spending period over period was driven by our capital spending program, which is discussed elsewhere in this Quarterly Report and in our 2010 Form 10-K.

As indicated in our 2010 Form 10-K, we have embarked on a substantial capital plan, which we anticipate to be in the range of $750 million to $800 million on a cumulative basis from 2011 through 2015, excluding capitalized interest.  Given the nature of our capital spending, we anticipate our capital spending to peak to a range of $250 million to $270 million in 2011, excluding capitalized interest.  Actual spending will vary based upon changes to the timing and scope of planned projects, including project deferral or acceleration, as well as new opportunities.

Cash Flows from Financing Activities

During the three months ended March 31, 2011, we received proceeds of $1.3 million from the exercise of 249,989 stock options.  In addition, we repurchased 82,067 shares of our common stock from employees for $2.2 million to settle their withholding tax obligations upon vesting of restricted stock. During the three months ended March 31, 2011, we recognized excess tax benefits related to share-based compensation of $1.1 million.

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

Credit Ratings

There were no changes to our credit ratings during the first quarter of 2011.  Our credit ratings as of March 31, 2011 were as follows:

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

Off Balance Sheet Arrangements

As of March 31, 2011, we do not have any off-balance sheet arrangements that are material or reasonably likely to be material to our consolidated financial position or results of operations.

Related Party Transactions

We consider Centric to be a related party during the periods presented.  In addition, until January 21, 2010, a majority of our common stock was owned by Talecris Holdings, LLC, therefore, we consider Talecris Holdings, LLC to be a related party during the first quarter of 2010.  Talecris Holdings, LLC is owned by (i) Cerberus-Plasma Holdings LLC, the managing member of which is Cerberus Partners L.P., and (ii) limited partnerships affiliated with Ampersand Ventures.  Substantially all rights of management and control of Talecris Holdings, LLC are held by Cerberus-Plasma Holdings LLC.  As of March 31, 2011, Talecris Holdings, LLC owned approximately 48.6% of our outstanding common stock.  Additional information regarding related party transactions is included in Note 9 “Related Party Transactions,” included elsewhere in this Quarterly Report.

NON-GAAP FINANCIAL MEASURES

In the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Highlights,” we have presented adjusted net income and diluted earnings per share amounts.  Both of these measures are considered to be non-GAAP financial measures.  In calculating adjusted net income and diluted earnings per share amounts for the first quarter of 2011, we have presented a quantification of the impact to our financial results for Grifols merger-related expenses and interest expense associated with the judgment in favor of PCA.  No adjustments were made to the first quarter 2010 U.S. GAAP financial results.

We believe that a meaningful analysis of our operating performance is also enhanced by the use of EBITDA, adjusted EBITDA as defined in our revolving credit facility, and Consolidated Cash Flow as defined in our 7.75% Notes.

EBITDA, adjusted EBITDA, and Consolidated Cash Flow are financial measures that are not defined by U.S. GAAP.  A non-GAAP financial measure is a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in a comparable measure calculated and presented in accordance with U.S. GAAP in the statement of operations, such as net income, or the statement of cash flows, such as operating cash flow, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measures so calculated and presented.  The non-GAAP financial measures that we use should not be considered a substitute for any performance measure determined in accordance with U.S. GAAP.  We do not rely solely on these non-GAAP financial measures and also consider our U.S. GAAP results.  Because the non-GAAP financial measures that we use are not calculated in the same manner by all companies, they may not be comparable to similarly titled measures used by other companies.  To properly and prudently evaluate our business, we encourage you to also review our U.S. GAAP unaudited interim consolidated financial statements included elsewhere in this Quarterly Report, and not to rely on any single financial measure to evaluate our business.  These non-GAAP financial measures have material limitations as analytical tools and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.  Additional information regarding our use of non-GAAP financial measures is included in our 2010 Form 10-K.

In addition to the adjustments we make in computing EBITDA, adjusted EBITDA, and Consolidated Cash Flow, we also consider the impact of other items when evaluating our operating performance.  Certain of these items, which impact the comparability of our financial results are included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability.”

In the following table, we have presented a reconciliation of EBITDA, adjusted EBITDA, and Consolidated Cash Flow to the most comparable U.S. GAAP measure, net income:

	Three Months Ended
	March 31,
	2011	2010
Net income	$55,457	$45,339
Interest expense, net (a)	10,750	11,263
Income tax provision (b)	27,739	23,264
Depreciation and amortization (c)	10,017	8,051
EBITDA	103,963	87,917
Non-cash share-based compensation expense (d)	2,212	7,227
Special recognition bonus expense (e)	43	1,614
Equity in earnings of affiliate (f)	(151)	(147)
Merger-related expenses (g)	4,118	—
Other (h)	(69)	47
Adjusted EBITDA/Consolidated Cash Flow	$110,116	$96,658

(a)          Represents interest expense associated with our debt structure and the amortization of debt discount and issuance costs associated with our debt facilities, net of interest income and capitalized interest.  During the three months ended March 31, 2011 and 2010, our debt structure consisted of our $600.0 million 7.75% Notes and $325.0 million revolving credit facility.  For the three months ended March 31, 2011, interest expense, net, also included interest expense of $0.7 million related to the 2010 PCA judgment, which is discussed elsewhere in this Quarterly Report.

(b)         Represents our income tax provision as presented in our unaudited interim consolidated income statements.

(c)          Represents depreciation and amortization expense associated with our property, plant, and equipment.

(d)         Represents our non-cash share-based compensation expense associated with stock options, restricted stock, RSUs, and PSUs.

(e)          Represents compensation expense associated with special recognition bonus awards granted to certain of our employees and senior executives to reward their past performance.    We do not anticipate granting similar awards in the future.

(f)            Represents non-operating income associated with our investment in Centric, which we believe are not part of our core operations.

(g)         For the three months ended March 31, 2011, the amount represents merger-related expenses associated with our definitive merger agreement with Grifols primarily related to legal fees, as well as retention expenses and other bonuses.

(h)         For the three months ended March 31, 2011, the amount represents inventory impairment recoveries.  For the three months ended March 31, 2010, the amount represents losses on disposals of equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate on a global basis and are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates, foreign exchange, and commodity prices.  The overall objective of our financial risk management program has historically been to minimize the impact of these risks through operational means and by using various financial instruments.  These practices may change as economic conditions change.  During the first quarter of 2011, we initiated a foreign currency hedging program, which is discussed further in Note 7, “Derivative Financial Instruments.”  During the first quarter of 2010, we were not a party to any derivative financial instruments.

Interest Rate Risk

At March 31, 2011, our long-term debt consisted of our 7.75% Notes ($600.0 million outstanding), which bears a fixed interest rate.  In addition, we have a $325.0 million revolving credit facility, which matures on December 6, 2011.  The revolving credit facility bears interest at a rate based upon either ABR or LIBOR, at our option, plus applicable margins based upon borrowing availability.  Our exposure to adverse movements in ABR or LIBOR during the three months ended March 31, 2011 was not significant as a result of minimal average borrowings outstanding under the revolving credit facility during the period.  Assuming a fully drawn revolving credit facility and a 100 basis point increase in applicable interest rates, our interest expense, net, would increase by $3.25 million on an annual basis.  No amounts were outstanding under our revolving credit facility at March 31, 2011.

At March 31, 2011, we had cash and cash equivalents of $185.3 million, which have primarily been deposited in an overnight investment account that earns minimal interest.  Because our cash and cash equivalents are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the carrying value of our cash and cash equivalents.  We actively monitor changes in interest rates.

Foreign Currency Risk

In the ordinary course of business, we actively manage our exposure to foreign currency exchange rate market risk by entering into hedging instruments for periods consistent with our underlying exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies.  Our hedging activities involve the use of forward foreign currency exchange contracts. We use these derivative financial instruments only in an attempt to limit underlying exposures from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes.  We are exposed to foreign currency exchange risk primarily related to net revenue and the remeasurement of euro-denominated receivables.

We enter into forward foreign currency exchange contracts that change in value as foreign currency exchange rates change, to protect the value of existing euro-denominated accounts receivable and forecasted sales.  The gains and losses on these contracts offset changes in market values of the related hedged items.  Therefore, changes in the market values of the hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge.  Our forward foreign currency exchange contracts are denominated in euros, have maturities that do not exceed twelve months, have no cash requirements until maturity, and are recorded at fair value on our consolidated balance sheet.  Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for fair value hedges and, for cash flow hedges, the related unrealized gains or losses are deferred as a component of other comprehensive (loss) income in our consolidated balance sheets.  Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings.

At March 31, 2011, we had approximately $62.9 (€46.4) million in notional value of fair value hedges against firm commitments and $19.9 (€14.6) million in notional value of cash flow hedges against anticipated future sales.  The weighted average strike price on these foreign currency contracts is approximately 1.356 (U.S. dollar/euro).   At March 31, 2011, the U.S. dollar/euro spot rate was approximately 1.416.  A sensitivity analysis of changes in the U.S. dollar when measured against the euro indicates that, if the U.S. dollar had weakened by 10% to approximately 1.562 (U.S. dollar/euro), the fair value of our derivative liability would have increased by approximately $9.0 million to $12.5 million. Conversely, if the U.S. dollar strengthened by 10% to 1.278 (U.S. dollar/euro), the fair value of our derivative liability would have decreased by $8.4 million to a current asset position of $4.8 million. Any gains or losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions.  These offsetting gains are not considered in the above sensitivity analysis.  The table below illustrates this sensitivity analysis.

	Spot Rate at March 31, 2011
	Minus 10%	Actual	Plus 10%
	(1.278)	(1.416)	(1.562)
Current assets:
Cash flow hedges	$2,282	$—	$—
Fair value hedges	2,502	—	—
Total	$4,784	$—	$—

Current liabilities:
Cash flow hedges	$—	$968	$4,585
Fair value hedges	—	2,621	7,959
Total	$—	$3,589	$12,544

Approximately 31% of our net revenue for the three months ended March 31, 2011 was generated outside of the United States.  Foreign currency exchange rate fluctuations in relation to the U.S. dollar did not have a material impact to our net revenue during the first quarter of 2011.  For the purpose of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our net revenues for a hypothetical 10% strengthening of the U.S. dollar compared with the euro and Canadian dollar.  Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by $4.9 million, or 1.2%.

Commodity Risk

Plasma is the key raw material used in the production of our products, which we obtain from our plasma collection centers, as well as third party plasma suppliers.  As of March 31, 2011, our plasma collection center platform consisted of 69 operating centers, of which 67 were licensed and two were unlicensed.  These licensed centers collected approximately 79% of our plasma during the three months ended March 31, 2011.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our unaudited interim consolidated income statements for a hypothetical 10% increase in the cost of plasma used to produce the products sold during the three months ended March 31, 2011.  Assuming this 10% increase in the cost of plasma, our cost of goods sold would have increased by $13.8 million and our gross margin would have been negatively impacted by 340 basis points for the three months ended March 31, 2011.  This sensitivity analysis assumes that we would not be able to pass the hypothetical cost increase to our customers in the form of price increases.  This sensitivity analysis does not consider the fixed pricing of plasma purchased from our third-party plasma suppliers.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2011, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

* This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as may be expressly set forth by specific reference in such filing.

**XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Research Triangle Park, State of North Carolina, on April 27, 2011.

Talecris Biotherapeutics Holdings Corp.

By:	/s/ Lawrence D. Stern

Lawrence D. Stern
Chairman and Chief Executive Officer

By:	/s/ John M. Hanson

John M. Hanson
Executive Vice President and Chief Financial Officer